Form 10QSB
period 1996-09-30
PEERLESS GROUP INC
filed 1996-11-14
CIK 1017362

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       or


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to


                         COMMISSION FILE NUMBER 0-21399

                             PEERLESS GROUP,  INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                              75-2275966
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                             1212 EAST ARAPAHO ROAD
                            RICHARDSON, TEXAS  75081
                                 (972) 497-5500
              (Address, including zip code, and telephone number,
         including area code, of issuer's principal executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes X    No
                                                                 ---      ---


On October 31, 1996, there were 4,573,262 outstanding shares of Common Stock, $0.01 par value per share.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):     Yes     No X
                                                                  ---    ---

                              PEERLESS GROUP, INC.
                              INDEX TO FORM 10-QSB



                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number
------   ----------------------------------------------------------------------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         September 30, 1996 (unaudited) and December 31, 1995                1

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three and nine months ended September 30, 1996 and
         September 30, 1995                                                  2

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Nine months ended September 30, 1996 and September 30, 1995         3

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)              4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        5

PART II - OTHER INFORMATION
-------   -----------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                7

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   7

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PEERLESS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                    -------------          ------------
                                                                        1996                   1995
                                                                        ----                   ----
                                                                     (UNAUDITED)
                                 ASSETS
Current assets:
 Cash and cash equivalents                                             $   835                $ 1,394
 Trade accounts receivable                                               2,574                  4,206
 Prepaid expenses                                                          230                     90
 Note receivable from officer                                                -                    271
                                                                       -------                -------
     Total current assets                                                3,639                  5,961
Computer and other equipment, at cost                                    1,644                    995
Less accumulated depreciation                                              589                    413
                                                                       -------                -------
                                                                         1,055                    582

Computer software and maintenance contracts, net of accumulated amortization of $1,372 and $1,079 at September 30, 1996,
 and December 31, 1995, respectively                                       602                    455
Other assets                                                                64                    132
                                                                       -------                -------

                                                                       $ 5,360                $ 7,130
                                                                       =======                =======

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current portion of long-term debt due to related parties              $ 3,133                $   494
 Accounts payable                                                        1,643                    859
 Accrued liabilities                                                     1,105                    892
 Sales tax payable                                                         300                    370
 Unearned software and hardware revenues                                 2,551                  3,096
 Unearned maintenance revenues                                           1,589                  5,048
                                                                       -------                -------
     Total current liabilities                                          10,321                 10,759
Long-term debt due to related parties                                        -                  3,133
Redeemable common stock                                                  1,011                    967
Stockholders' deficit:
 Preferred stock, $.01 par value:
  Authorized shares--5,000
  Issued shares--none
 Common stock, $.01 par value:
  Authorized shares--10,000
  Issued shares--2,464 and 2,242 at September 30, 1996, and
  December 31, 1995                                                         25                     22
 Additional paid-in capital                                             (3,675)                (3,574)
 Accumulated deficit                                                    (2,103)                (3,547)
 Treasury stock, at cost (0 and 304 at September 30, 1996,
  and December 31, 1995, respectively)                                       -                   (435)
 Unearned compensation                                                    (219)                  (195)
                                                                       -------                -------
     Total stockholders' deficit                                        (5,972)                (7,729)
                                                                       -------                -------

                                                                       $ 5,360                $ 7,130
                                                                       =======                =======

See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                               1996       1995       1996       1995
                                             ---------  ---------  ---------  --------
Revenues:
 Software license and installation fees        $2,689     $1,517    $ 7,330   $ 5,565
 Hardware and equipment sales                   2,514      1,502      7,366     4,859
 Maintenance and service fees                   1,497      1,379      4,284     3,962
 Other operating revenues                          43        117        203       248
                                               ------     ------    -------   -------
Total revenues                                  6,743      4,515     19,183    14,634

Cost of revenues:
 Cost of license and installation fees            880        556      2,674     1,932
 Cost of hardware and equipment sales           1,885      1,112      5,546     3,882
 Cost of maintenance and service fees and
   other operating revenues                     1,366      1,061      3,770     3,145
                                               ------     ------    -------   -------
Total cost of revenues                          4,131      2,729     11,990     8,959
                                               ------     ------    -------   -------

Gross margin                                    2,612      1,786      7,193     5,675

Operating costs and expenses:
 Research and development                         392        342      1,232     1,004
 Selling and marketing                            971        589      2,506     1,842
 General and administrative                       357        301      1,070       898
 Special severance charge (Note 2)                  -          -        341         -
                                               ------     ------    -------   -------
Total operating costs and expenses              1,720      1,232      5,149     3,744
                                               ------     ------    -------   -------

Income from operations                            892        554      2,044     1,931

Other income (expense):
 Interest expense                                (156)      (153)      (485)     (424)
 Interest income                                   13         13         70        47
                                               ------     ------    -------   -------
Total other income (expense)                     (143)      (140)      (415)     (377)
                                               ------     ------    -------   -------

Income before income taxes                        749        414      1,629     1,554

Provision for income taxes                        106         16        185        48
                                               ------     ------    -------   -------

Net income                                     $  643     $  398    $ 1,444   $ 1,506
                                               ======     ======    =======   =======

Net income per common and common
  equivalent share                             $ 0.17     $ 0.10    $  0.38   $  0.40
                                               ======     ======    =======   =======

Shares used in computing net income per
  common and common equivalent share            3,742      3,661      3,707     3,696
                                               ======     ======    =======   =======

See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                   1996       1995
                                                                 ---------  --------
OPERATING ACTIVITIES:
  Net income                                                      $ 1,444   $ 1,506
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                     517       380
    Compensation expense                                              347        39
    Changes in operating assets and liabilities:
       Trade accounts receivable                                    1,632     2,141
       Prepaid expenses                                              (140)       (2)
       Accounts payable and accrued liabilities                       537        56
       Unearned software and hardware revenues                       (545)     (859)
       Unearned maintenance revenues                               (3,482)   (3,043)
                                                                  -------   -------
  Net cash provided by operating activities                           310       218
                                                                  -------   -------

INVESTING ACTIVITIES:
  Additions to computer and other equipment                          (626)     (221)
  Other                                                               (50)        -
                                                                  -------   -------
  Net cash used in investing activities                              (676)     (221)
                                                                  -------   -------

FINANCING ACTIVITIES:
  Note receivable from officer                                        271       (26)
  Proceeds from borrowings                                              -     1,060
  Payments on borrowings                                             (494)   (1,596)
  Proceeds from issuance of common stock                               17         3
  Purchase of treasury stock                                           (7)     (151)
  Other                                                                20         -
                                                                  -------   -------
  Net cash used in financing activities                              (193)     (710)
                                                                  -------   -------

Net decrease in cash and cash equivalents                            (559)     (713)
Cash and cash equivalents at beginning of period                    1,394     1,081
                                                                  -------   -------
Cash and cash equivalents at end of period                        $   835   $   368
                                                                  =======   =======

See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE COMPANY

  Peerless Group, Inc., formerly known as TPG Holdings, Inc. (the Company), designs, develops, installs and supports integrated information systems, including proprietary computer software and third-party software and hardware, for community banks and credit unions. The Company's two core software products are Peerless21, its proprietary information system for community banks, and PeerlessCU, its proprietary information system for credit unions. The Company also markets a check and imaging system that is fully integrated with Peerless21. Recently, the Company established an outsourcing service bureau to serve those community banks and credit unions that choose to use a service bureau for their information processing and check and statement imaging requirements, a market previously unserved by the Company. The Company markets these systems and services along with the computer equipment (hardware) to financial institutions primarily located in the United States.

  In conjunction with an initial public offering (the Offering), TPG Holdings, Inc. formed a new wholly-owned Delaware subsidiary, Peerless Group, Inc., and TPG Holdings, Inc. was merged into this new corporation on August 1, 1996. Peerless Group, Inc. was the surviving entity of the merger and was the corporation participating in the Offering. The financial statements included herein reflect the merger, the cancellation of all treasury stock, and the resulting change in capitalization as all share and per share amounts have been retroactively restated to reflect the merger.

  The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances are eliminated.

  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form SB-2 filing effective with the Securities and Exchange Commission on October 3, 1996.

INTERIM FINANCIAL INFORMATION

  The accompanying interim financial information as of September 30, 1996, and for the nine month periods ended September 30, 1995 and 1996, has not been audited but, in the opinion of the management of the Company, includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the Company's financial position at September 30, 1996, and results of operations and cash flows for the nine month periods ended September 30, 1995 and 1996. The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for any subsequent period or the full year.

2.  SUBSEQUENT EVENTS

  During the nine months ended September 30, 1996, the Company incurred a nonrecurring special severance charge of $341,000 related to the resignation of a former officer ($289,000 of which were non-cash compensation charges related to the extension of the exercise period of certain stock options and the acceleration of vesting of restricted stock awards).

  On October 8, 1996, the Company consummated its initial public offering of common stock at a price of $8.00 per share. Of the 2,440,000 shares sold in the offering, 1,440,000 were sold by the Company and the remaining 1,000,000 were sold by selling stockholders. The Company used a portion of the net proceeds to repay the debt due to related parties of $3,133,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General. Peerless was formed in 1989 when a group of management executives from Electronic Data Systems Corporation (EDS) purchased EDS's turnkey bank data processing systems division, which EDS had acquired in 1980. In 1992, the Company acquired and began offering a credit union information software system. In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21, the Company's flagship banking product. The Company has recently established an outsourcing service bureau to serve those community banks and credit unions that choose to use a service bureau for their information processing and check and statement imaging requirements, a market previously unserved by the Company.

  Revenues. Revenues for the three months ended September 30, 1996 increased $2.2 million, or 49.3%, over the comparable prior year period. Revenues for the nine months ended September 30, 1996 increased $4.5 million, or 31.1%, over the comparable prior year period. These increases resulted from increases in all major product categories. Software license and installation fees increased primarily due to increased installations of Peerless21 and check and statement imaging processing systems. Hardware and equipment sales increased primarily due to an increase in shipments of check and statement imaging processing systems.

  Gross Margin. Gross margin as a percentage of total revenues for the three and nine months ended September 30, 1996 decreased slightly to 38.7% and 37.5%, respectively, from 39.6% and 38.8% for the comparable prior year periods. These slight decreases were attributable to increases in operating costs associated with the hiring and training of additional employees necessary to develop the infrastructure to support anticipated revenue growth.

  Shifts in the mix of the sources of the Company's revenues, including software license and installation fees and check and statement imaging and processing sales, may cause significant fluctuations in total revenue and gross margin. In addition, the Company manages its expenses based on anticipated revenue levels, and a high percentage of these expenses are relatively fixed. Therefore, variations in the amount and timing of revenue may cause significant variations in operating results from period to period. Further, in response to a changing competitive environment, the Company may elect to make certain pricing, product or marketing decisions that could have a material adverse effect on the Company's results of operations.

  Research and Development. Research and development expenses for the three and nine months ended September 30, 1996 increased 14.6% and 22.7%, respectively, over the comparable prior year periods. These increases primarily resulted from hiring additional research and development employees to support development of new client/server products and other modifications and enhancements to existing products.

  Selling and Marketing. Selling and marketing expenses as a percentage of total revenues for the three and nine months ended September 30, 1996 increased to 14.4% and 13.1%, respectively, from 13.0% and 12.6% for the comparable prior year periods. These increases as a percentage of total revenues primarily resulted from an increase in the number of employees in sales and marketing to support anticipated revenue growth and increased compensation levels for existing employees due to increased production.

  General and Administrative. General and administrative expenses for the three and nine months ended September 30, 1996 increased 18.6% and 19.2%, respectively, over the comparable prior year periods primarily due to costs associated with the hiring of additional employees. However, as a percentage of total revenues, general and administrative expenses for the three and nine months ended September 30, 1996 decreased to 5.3% and 5.6%, respectively, from 6.7% and 6.1% for the comparable prior year periods.

  Special Severance Charge. During the nine months ended September 30, 1996, the Company incurred a nonrecurring special severance charge of $341,000 related to the resignation of a former officer ($289,000 of which were non-cash compensation charges related to the extension of the exercise period of certain stock options and the acceleration of vesting of restricted stock awards).

  Interest Expense. Interest expense for the three and nine months ended September 30, 1996 increased over the comparable prior year periods primarily due to the amortization of deferred debt costs associated with the Company's line of credit, which the Company obtained in October 1995.

  Provision for Income Taxes. The Company's provision for income taxes for the nine months ended September 30, 1996 and 1995 included the Alternative Minimum Tax under the Internal Revenue Code of 1986, as amended, and state income taxes. At December 31, 1995, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2.6 million.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities for the nine months ended September 30, 1996 was $310,000 compared to $218,000 for the comparable prior year period. Net cash provided by operations for the nine months ended September 30, 1996 was primarily the result of net income adjusted for depreciation, amortization and compensation expense and a significant decrease in trade accounts receivable, partially offset by decreases in unearned revenues. The decreases in trade accounts receivable and unearned revenues are primarily due to collections of maintenance and service fees billed in December 1995 and the recognition of the related unearned revenues during the year as the services were performed. During the nine months ended September 30, 1996, the Company invested $626,000 in capital expenditures, including capital purchases for the Company's outsourcing service bureau operations.

  The Company has a $2.0 million line of credit (the "Credit Agreement") with State Street Bank and Trust ("State Street") that expires on January 15, 1997. Amounts available under the Credit Agreement are reduced by the value of outstanding letters of credit issued by State Street on behalf of the Company. As of September 30, 1996, no amounts were outstanding under the Credit Agreement, and State Street had issued a letter of credit with a value of $600,000 on behalf of the Company.

  On October 8, 1996 the Company consummated its initial public offering of common stock at a price of $8.00 per share. Of the 2,440,000 shares sold in the offering, 1,440,000 shares were sold by the Company and 1,000,000 were sold by selling stockholders. Of the net proceeds to the Company from the offering of approximately $10.3 million, the Company used approximately $3.1 million to repay the debt due to related parties.

  The Company believes that the net proceeds from its initial public offering, together with cash and cash equivalents, amounts available under the Credit Agreement and operating cash flows, will be sufficient to meet its anticipated capital expenditure requirements at least through the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The stockholders of TPG Holdings, Inc., the predecessor of the Company, approved the change-of-domicile merger of the Company described in Note 1 of Notes to Consolidated Financial Statements at a special meeting of stockholders held on July 16, 1996. The stockholders voted either in person or by proxy as follows: holders of 934,827 shares cast votes in favor of the merger, no stockholders abstained from voting on the merger and no stockholders cast votes against the merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

     2.1 Plan of Merger dated as of June 17, 1996 by and between Peerless Group, Inc. (the "Company") and TPG Holdings, Inc., filed as Exhibit
          2.2 to the Registration Statement of the Company on Form SB-2 (Registration Statement number 333-5058-D), dated September 27, 1996 (the "Registration Statement"), and incorporated herein by reference

     4.1 Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Registration Statement, and incorporated herein by reference

     4.2 Bylaws of the Company filed as Exhibit 3.2 to the Registration Statement, and incorporated herein by reference

     4.3 Specimen Common Stock Certificate filed as Exhibit 4.3 to the Registration Statement, and incorporated herein by reference

     10.1 Amended and Restated Consent and Agreement dated July 12, 1996 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment Corporation, Allied Capital Corporation, Allied Capital Corporation II and Allied Venture Partnership, filed as Exhibit 10.13 to the Registration Statement, and incorporated herein by reference

     10.2 Consent and Agreement dated July 8, 1996 by and among the Company, Harrell J. Stringer, Harrell J. Stringer Individual Retirement Account, Betty Stringer and Betty Stringer Individual Retirement Account, filed as Exhibit 10.38 to the Registration Statement, and incorporated herein by reference

     10.3 First Amendment to Credit Agreement dated as of August 20, 1996 by and among the Company, Peerless Data Services, Inc., Peerless Systems, Inc., Peerless Systems CU Services, Inc., Peerless Recovery Services, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.42 to the Registration Statement, and incorporated herein by reference

     10.4 Amendment Number One to Consent and Agreement dated July 8, 1996 by and among the Company, Harrell J. Stringer, Harrell J. Stringer Individual Retirement Account, Betty Stringer and Betty Stringer Individual Retirement Account, filed as Exhibit 10.43 to the Registration Statement, and incorporated herein by reference

     10.5 First Amendment to Agreement Relating to Loan and Stock Pledge dated September 4, 1996 by and among the Company, North Dallas Bank & Trust Co. and Rodney L. Armstrong, Jr., filed as Exhibit 10.44 to the Registration Statement, and incorporated herein by reference

     11.1 Statement re: computation of per share earnings

     27.1 Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     none


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEERLESS GROUP, INC.



                                    By:  /s/  Rodney L. Armstrong, Jr.
                                        ---------------------------------------
                                              Rodney L. Armstrong, Jr.
                                           Chairman of the Board and Chief
                                                  Executive Officer
                                            (Principal Financial Officer)


                                    By:  /s/  Douglas K. Hansen
                                        ---------------------------------------
                                              Douglas K. Hansen
                                           Treasurer and Controller
                                        (Principal Accounting Officer)

Date:  November 14, 1996
       -----------------

                                 EXHIBIT INDEX
                                 -------------


   Exhibit
     No.                                Description
-------------------------------------------------------------------------------
   11.1                  Statement re computation of per share earnings

   27.1                  Financial Data Schedule