Form 10-K
period 1996-12-31
PEERLESS GROUP INC
filed 1997-03-24
CIK 1017362

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-21399

                             PEERLESS GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                  75-2275966
   (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                            1212 EAST ARAPAHO ROAD
                            RICHARDSON, TEXAS 75081
                                (972) 497-5500
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
            AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock ($.01
                                                              par value)
                                                              (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $22,694,890 (based on the average of the reported high and low sales prices on such date as reported by NASDAQ). For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.

  As of February 28, 1997, there were 4,694,982 outstanding shares of Common Stock, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of Peerless Group, Inc. to be held during 1997 are incorporated by reference into Part III of this Form 10-K.

PART  I

ITEM 1. BUSINESS

 General

  Peerless Group, Inc. (the "Company") designs, develops, installs and supports integrated information systems, including proprietary computer software and third-party software and hardware, for community banks and credit unions. The Company was incorporated in 1989 when a group of management executives from Electronic Data Systems Corporation ("EDS") purchased EDS's turnkey community bank data processing systems division, which EDS had acquired in 1980. In 1992, the Company acquired and began offering a credit union information software system. In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21(R), the Company's flagship banking product. In September 1996, the Company began an outsourcing service bureau. On October 3, 1996, the Company completed an initial public offering of its Common Stock, resulting in the issuance of 2,440,000 shares and net proceeds to the Company of approximately $10.1 million.

  The Company was incorporated under the laws of the State of Texas in 1989 and was reincorporated under the laws of the State of Delaware in 1996.

 Market

  According to industry sources, total spending on technology by U.S. banks was approximately $16 billion in 1994 and spending is projected to increase to over $21 billion in 1998. This growth is driven by banks investing in technology to improve their efficiency and competitiveness in an environment where competition is generally increasing among banks and between banks and non-bank financial service companies. While the costs of acquiring and maintaining in-house computer systems have historically been prohibitively high for many community banks and credit unions, in recent years such costs have declined to an affordable level which allows these financial institutions to purchase integrated software/hardware solutions from third party vendors such as the Company.

  The Company's target bank market is comprised of community banks with assets ranging from $50 million to $1 billion. However, most of the Company's community bank customers have total assets ranging from $100 million to $500 million, and the number of community banks in this size range increased slightly between 1994 and 1995 to approximately 2,550 banks. Most of the Company's credit union customers have total assets ranging from $5 million to $200 million. As of December 31, 1996, the Company had 226 bank and 104 credit union customers in 39 U.S. states. In 1996, approximately 90% of the Company's total revenue was from community bank customers, and no customer accounted for 10% or more of the Company's total revenue.

  Because the Company's existing customer base is a significant source of recurring revenues for the Company, an increase in the level of bank merger and acquisition activity may cause the Company to lose customers or the number of potential customers in the Company's target market to decline.

 Strategy

  The Company's objective is to continue to be a leading provider of information systems for community banks and credit unions and to expand its offerings into other complementary products and services. In addition to leveraging its existing customer base, the Company's strategy to achieve this objective involves continuing to enhance its Peerless21 and PeerlessCU(TM) software systems; continuing to develop and offer new technology, products and services; differentiating itself from competitors through outstanding customer service and support; and pursuing new delivery methods for its products through means such as the Company's new outsourcing service bureau.

 Products and Services

  The Company's revenues are derived primarily from license and installation fees, hardware and equipment sales, and maintenance and service fees. License and installation fee revenues include both license fees from the sale of the Company's own software products and the sale of third-party software products, and the installation of such software products. Hardware and equipment sales relate to the hardware and equipment on which the Company's, as well as other vendors', software products operate. Maintenance and service fees relate primarily to the processing fees of the outsourcing service bureau operations and revenues derived from maintenance contracts with its customers, under which the Company provides customers with telephone support 24 hours a day, 7 days a week, and modifications and enhancements to its software products. The following table presents the revenue composition of the Company for the three years ending December 31, 1996:

                                                            1994   1995   1996
                                                            -----  -----  -----
   Software license and installation fees..................  30.9%  36.5%  37.7%
   Hardware and equipment sales............................  34.1   34.2   38.8
   Maintenance and service fees............................  32.3   27.3   21.9
   Other operating revenues................................   2.7    2.0    1.6
                                                            -----  -----  -----
     Total revenues........................................ 100.0% 100.0% 100.0%
                                                            =====  =====  =====

  The Company's two core software products are Peerless21, its proprietary information system for community banks, and PeerlessCU, its proprietary information system for credit unions. Peerless21 and PeerlessCU provide software solutions for substantially all areas of financial institution data processing, customer relationship management, management decision making and product creation and sales. The Company also offers its customers an automated teller machine transaction processing system and telephone banking using an interactive voice response system that are fully integrated with Peerless21 and PeerlessCU. As a part of its service offerings, the Company provides its customers with comprehensive training and education programs for its systems and continuing customer maintenance and support as well as disaster recovery services.

  The Company's software products run on International Business Machines ("IBM") computing platforms, which are the leading hardware platforms in the Company's target market. According to industry sources, approximately 46% of community banks with in-house information systems utilized IBM computing platforms in 1995, an increase from approximately 41% in 1990. The Company is an authorized IBM reseller and an IBM Premier Business Partner, a designation received by less than 5% of resellers of IBM's mid-range computers.

  Company customers that purchase Peerless21 or PeerlessCU information systems typically enter into three to five-year maintenance and service agreements with the Company at the time of installation. As part of the maintenance and service agreements, customers automatically receive two to three product updates each year.

  In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21. According to industry sources, bank spending for imaging technology is projected to increase from $260 million in 1995 to $425 million in 1998. The Company's check and statement imaging system enables banks to reduce costs by scanning digital images of checks into a bank's computer system, which can then be printed on checking account statements, thereby eliminating the need to return checks to customers and improving check processing speeds. During 1996, revenues from the shipment and installation of check and statement imaging systems accounted for approximately 22% of the Company's total revenues, compared to 17% in 1995. Currently, approximately 8% of the Company's existing bank customers have check and statement imaging systems, and the Company believes it has a significant opportunity to leverage its installed base of bank customers by continuing to sell imaging systems to existing and new customers.

  In addition, the Company believes that it can further leverage its installed customer base by providing additional products, services and upgrades to these customers. For instance, the Company is developing object-oriented programming tools that will enable customers to operate in a client/server environment and is extending its current product offerings in electronic banking. The Company believes its success at leveraging its customer base is reflected in its compound average annual growth in total revenues of 26% between 1991 and 1996.

  According to industry sources, approximately 42% of community banks with assets of under $500 million and approximately 33% of credit unions outsourced their information systems requirements in 1995. The Company has recently established an outsourcing service bureau to serve those community banks and credit unions that choose to use a service bureau for their information processing and check and statement imaging requirements, a market previously unserved by the Company. In June 1996, the Company entered into its first outsourcing contract to provide check and statement imaging services to a community bank for three years. The Company's outsourcing service bureau became operational in early September and utilizes the Company's existing technology. The Company currently has five outsourcing customer contracts, two of which are both check imaging and data processing and three of which are check imaging only. The Company has no significant prior experience in operating an outsourcing business, and there can be no assurance that the Company will be successful in this business.

  The Company offers disaster recovery services. These services are intended to allow its customers to be back online after a disaster in as little as 24 hours and to satisfy U.S. financial institution regulatory obligations to maintain and annually test a disaster recovery plan.

  The market for the Company's products is characterized by technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook."

 Seasonality and Cyclicality

  The Company recognizes a significant portion of its revenues upon the installation of its software. Since its customers generally do not want to have systems installed at or near the end of the calendar year, revenues have generally been lower during the months of December and January than in the remainder of the year. An economic downturn in the Company's target market could have a materially adverse effect on the Company's operating results.

 Principal Suppliers

  Since 1989, the Company has been a value-added remarketer of IBM products pursuant to standard IBM remarketer agreements. These products include non-IBM software that IBM authorizes the Company to sell. The Company does not maintain an inventory of IBM products but purchases such products only upon receipt of a customer order. IBM has sole discretion with respect to pricing the products offered by the Company pursuant to this agreement.

  The Company's current remarketing agreement with IBM expires February 28, 1999. Both IBM and the Company may terminate the agreement, with or without cause, upon three months' written notice. The Company has no reason to believe that IBM will discontinue these remarketing arrangements. The Company is an IBM Premier Business Partner, which is the highest preferred customer level that IBM currently offers. IBM gives this recognition to its top resellers of mid-range computers based on business results, management of key processes and customer satisfaction levels. According to IBM, less than 5% of resellers of IBM's mid-range computers receive this designation.

  Since 1993, the Company has been a value-added remarketer of NCR products pursuant to an NCR value-added remarketer agreement. These products include the hardware on which the Company's check and statement imaging and processing systems operate. Under its agreement with NCR, the Company markets and resells or licenses such NCR products, which it purchases from NCR at a volume-based discount. The Company does not maintain an inventory of NCR products, but purchases such products only upon receipt of a customer order. NCR may add new products or discontinue or change the design of any products subject to the agreement at any time. The agreement has no term, but either party may terminate it upon 90 days' written notice.

  The Company purchases hardware and licenses software for its check and statement imaging and processing systems from Document Solutions, Inc. ("DSI") pursuant to a system integrator agreement. The Company provides all normal customer support for the Company's customers, and DSI provides software releases as necessary. The Company does not maintain an inventory of DSI products, but purchases such products only upon receipt of a customer order.

  The Company's agreement with DSI automatically renews for one year each January 1, unless terminated upon written notice 120 days prior to the expiration of the then-current year. During the term of the agreement and for two years following its termination, the Company may not develop, sell or otherwise distribute products competitive with those of DSI, so long as DSI's products offer competitive features and are competitively priced. If competitive products have additional features or are priced lower than DSI's, the Company may advise DSI in writing and allow DSI 180 days to enhance the features or reduce the price of DSI's products. If DSI cannot suitably enhance its products or reduce its prices within 180 days, the Company may then purchase the competing products.

  The Company has in the past experienced delays in the delivery of hardware products that are in high demand. The Company believes a prolonged interruption or delay in the supply of computer hardware or the Company's inability to purchase hardware at competitive prices could have a materially adverse effect on the Company's results of operations. In addition, the Company's results of operations could be materially and adversely affected if a principal supplier decided to terminate its agreement to supply products to the Company or if such a supplier decided to develop or acquire a product that would compete with the Company's financial institution software applications products.

 Intellectual Property

  The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws. The Company presently has no patents or patent applications pending. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's software products. Although the Company does not believe that its intellectual property rights infringe on the existing rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company.

 Backlog

  The Company's backlog of license and installation fees and hardware and equipment sales was approximately $4.7 million at December 31, 1996, compared to approximately $5.1 million at December 31, 1995. This backlog amount excludes revenues to be derived from long-term customer contracts for maintenance and outsourcing activities, which are typically three to five-year contract commitments. The Company's backlog can fluctuate significantly due to many reasons, including, but not limited to, the sales cycle length of varying products, product availability, the duration of the installation period, and customer requested installation date.

 Competition

  The financial institution management information systems market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company believes that the primary competitive factors in system selection are features and functions, flexibility and ease of use, software enhancements and maintenance, technological advantages and customer support and training. The price of the software and related services is also a significant competitive factor which may be determinative, particularly for smaller institutions. The Company competes with several firms that offer software products that compete with the Company's products, as well as competing with firms that provide data processing services to financial institutions that desire to outsource that function. These competitors vary in size from large to small and in geographical coverage from national to regional and local operations.

  There are a number of larger companies, including major computer hardware manufacturers, computer software companies and outsourcing service providers that have substantially greater financial and management resources than the Company and the technological ability to develop products similar to those offered by the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company.

  The Company's principal competitors in its target market for community banking information management systems are Jack Henry & Associates and Fiserv, Inc. The Company also competes in this market against EDS, ALLTEL Information Systems, Inc. and others.

  The credit union market is highly fragmented, and no one firm has a dominant market share. The Company's competitors in its target market for credit union information management systems are EDS, Fiserv, Inc., ULTRADATA Corporation and others.

  Additionally, the Company believes that no one firm may be considered dominant in providing outsourcing data processing services to customers in the Company's marketplace. The Company believes that EDS, Fiserv, Inc., Bankline Holding, Inc. and The BISYS Group, Inc. are its main outsourcing services competitors.

  The Company's principal competitors in the check-imaging industry are BancTec Financial Systems, Advanced Financial Solutions, Inc. and IBM.

 Sales and Marketing

  The Company markets its products and services throughout the United States through a direct sales force. The Company maintains separate sales forces for its community bank and credit union products, which allows the Company's sales representatives to concentrate on each separate customer market.

  The Company markets its products and services through specific product advertising in trade journals directed at community banks and credit unions, its Internet home page and sales support literature. The Company also relies on customer referrals, networking, direct mail, trade shows and contacts with independent consultants. The sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews.

 Employees

  As of December 31, 1996, the Company had a total of 157 employees, none of whom is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be satisfactory. The Company's success depends on the performance of its executive officers and other key personnel, as well as its ability to attract and retain such personnel. Competition in the recruiting of highly qualified technical and other personnel in the information systems industry is intense, especially in the regions in which the Company operates, and the Company anticipates that it may become more difficult to attract, assimilate and retain qualified personnel in the future.

 Executive Officers

  Set forth below is the name, age, position, term of office and a brief account of the business experience of each person who is an executive officer of the Company.

        NAME             AGE                       POSITION
        ----             ---                       --------
Rodney L. Armstrong,
 Jr. ...................  52 Chairman of the Board and Chief Executive Officer
Gary J. Austin..........  52 President
Steven W. Tomson........  34 Executive Vice President and Chief Operating Officer
Kim D. Owen.............  36 Vice President--Sales
Ann L. Puddister........  36 Director of Administration and Corporate Secretary
Douglas K. Hansen.......  29 Treasurer and Controller

  Rodney L. Armstrong, Jr. is one of the Company's founders and has been Chairman of the Board and Chief Executive Officer since 1989. Mr. Armstrong was the Company's President from 1994 to June 1996. Mr. Armstrong has 23 years of experience in the information technology and financial institution marketplace. In 1974, he joined United Virginia Bankshares (now known as Crestar Corporation) as Corporate Planning Officer responsible for the bank holding company's long-range strategic planning. Between 1977 and 1989, Mr. Armstrong held various management positions with EDS, where he started and managed its electronic ATM and point of sale networking division and was responsible for corporate development for its Financial and Insurance Group, before initiating the buyout of EDS's community bank division by the Company in 1989.

  Gary J. Austin joined the Company in 1989 and has served in various capacities since that time, including President and Chief Executive Officer of the Company's banking systems and outsourcing subsidiaries and President of the Company's credit union systems and disaster and recovery services subsidiaries. Mr. Austin has served as a director of the Company since 1994 and has been its President since June 1996. Prior to joining the Company, Mr. Austin held several positions with EDS, including Marketing Support Manager for the banking group, Product Manager for the insurance group and Product Manager for the Health Services Division, during the periods from 1986 through 1989. Prior to joining EDS, Mr. Austin was employed as a Regional Support Manager by Shared Medical Systems. Mr. Austin has over 16 years of systems operations, design, sales and management experience.

  Steven W. Tomson joined the Company in 1991 as Regional Marketing Manager, Banking. In June 1994, Mr. Tomson left the Company to work for Bermac Communications, Inc., a telecommunications company, as an Account Manager. Mr. Tomson returned to the Company in February 1995 and has served as President of the Company's credit union systems subsidiary since June 1995 and as Executive Vice President and Chief Operating Officer of the Company's banking systems subsidiary since February 1996. Prior to joining the Company, Mr. Tomson was employed as an Account Sales Representative by IBM.

  Kim D. Owen joined the Company in 1996 as Vice President responsible for sales. Prior to joining the Company, Mr. Owen served as Vice President of Strategic Alliances for Syntellect, Inc., a voice processing solutions provider, from 1995 to 1996, as Director of Strategic Alliances for Lawson Software, Associates, a management information software company, from 1993 to 1994 and as Business Unit Executive for IBM from 1990 to 1992.

  Ann L. Puddister joined the Company in 1989. Ms. Puddister has served as Director of Administration since 1992 and Corporate Secretary since 1994. Prior to joining the Company, Ms. Puddister worked at EDS for 10 years.

  Douglas K. Hansen joined the Company in 1994 as Controller and has served as Treasurer of the Company since May 1996. From 1989 to 1994, Mr. Hansen was employed by Ernst & Young LLP, most recently as an Audit Manager. Mr. Hansen is a certified public accountant.

 Government Regulation

  As a provider of in-house software application systems and hardware, the Company is not directly subject to Federal or state regulations specifically applicable to financial institutions. As a provider of products to these entities, however, the Company must take into account such regulations in order to provide products that help its customers comply with such regulations. The implementation of the Company's products by its customers is reviewed from time to time by government regulators in connection with compliance audits of the customers' operations. The Company must continually update its products to reflect changes in applicable regulations or the adoption of new regulations. Any such changes or new regulations could have a materially adverse effect on the Company's business, financial condition and results of operations. To the extent the Company provides information services to financial institutions that desire to outsource that function, the Company is subject to examinations by various Federal and state regulatory agencies.

ITEM 2. PROPERTIES

  The Company's community banking subsidiary and credit union subsidiary are located in three facilities in Richardson, Texas with a total of approximately 31,000 square feet. These facilities are leased pursuant to agreements which expire beginning November 30, 1998 through June 30, 2001 and provide for a monthly rental of approximately $22,000. The Company's check and statement imaging and disaster recovery operations are located in a facility of 5,525 square feet in Plano, Texas. This facility is leased pursuant to an agreement that expires on January 31, 1999 and provides for a monthly rental of approximately $3,160. The Company believes that it can obtain suitable additional or alternative space as needed at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Form 10-K, the Company is not a party to any legal proceeding, the adverse outcome of which would, in management's opinion, have a materially adverse effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol "PLSS." Prior to the Company's initial public offering of its Common Stock on October 3, 1996, there was no market for its Common Stock. The reported high and low sales prices for the Company's common stock for the period October 3, 1996, through December 31, 1996 were $8.50 and $5.875, respectively.

  As of February 28, 1997, there were 172 holders of record of the Company's Common Stock.

  The Company has not since its inception paid cash dividends on its Common Stock and intends to retain all earnings, if any, for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future. Further, certain covenants in the Company's credit agreement prohibit the payment of cash dividends by the Company.

  During 1996, the Company sold shares of Common Stock to its employees for nominal per share cash consideration as bonuses in lieu of cash compensation. These issuances were made in the following amounts and on the following dates for the consideration described:

                                               NUMBER OF NUMBER OF   AGGREGATE
   DATE OF SALE                                 SHARES   EMPLOYEES CONSIDERATION
   ------------                                --------- --------- -------------
   January 1, 1996............................   2,820       28       $117.50
   February 22, 1996..........................  16,800        1       $700.00

  The sales of such Common Stock described in the preceding table were made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act") or are not considered sales of securities under Section 5 of the Securities Act.

  On June 17, 1996, the Company sold an aggregate of 505,710 shares of Common Stock to Allied Investment Corporation ("AIC"), Allied Venture Partnership ("AVP") and Allied Capital Corporation II ("ACCII") for an aggregate of $12,643 upon exercise of warrants issued by the Company to AIC, AVP and ACCII. The sale of the Common Stock to AIC, AVP and ACCII was made pursuant to the exemption from registration under Section 4(2) of the Securities Act.

  On September 11, 1996, the Company issued 7,200 shares of its Common Stock upon the exercise of a stock option by Allen D. Fleener, a director of the Company. The aggregate exercise price paid by Mr. Fleener was $3,000. The issuance of stock to Mr. Fleener was made pursuant to the exemption from registration under Section 4(2) of the Securities Act.

  Simultaneously with the consummation of the Company's initial public offering in October 1996, the Company sold 597,360 shares of Common Stock to the underwriters of the offering for an aggregate of $14,934 upon the exercise of warrants issued by the Company to AIC and AVP and transferred by AIC and AVP to the underwriters. The sale of Common Stock to such underwriters was made pursuant to the exemption from registration under Section 4(2) of the Securities Act.

  Simultaneously with the consummation of the Company's initial public offering in October 1996, the Company sold 72,000 shares of Common Stock to Harrell J. Stringer for an aggregate of $77,000 upon exercise by Mr. Stringer of stock options granted to him while he was an executive officer of the Company. The sale of Common Stock to Mr. Stringer was made pursuant to the exemption from registration under Section 4(2) of the Securities Act.

  On November 15, 1996, the Company issued 25,000 shares of Common Stock to Jerry L. Thomas in exchange for the outstanding capital stock of Forms Imaging, Inc. held by him. The issuance of Common Stock to Mr. Thomas was made pursuant to the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                        YEAR ENDED DECEMBER 31,
                                ---------------------------------------------
                                 1992     1993     1994     1995       1996
                                -------  -------  -------  -------    -------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software license and instal-
   lation fees................  $ 4,164  $ 4,789  $ 4,558  $ 7,181    $ 9,987
  Hardware and equipment
   sales......................    6,021    7,118    5,019    6,727     10,303
  Maintenance and service
   fees.......................    3,428    4,104    4,757    5,382      5,811
  Other operating revenues....      258      278      408      400        424
                                -------  -------  -------  -------    -------
    Total revenues............   13,871   16,289   14,742   19,690     26,525
Cost of revenues:
  Cost of software license and
   installation fees..........    1,949    2,441    2,173    2,617      3,719
  Cost of hardware and equip-
   ment sales.................    4,601    5,380    3,892    5,258      7,754
  Cost of maintenance and
   service fees and other op-
   erating revenues...........    3,672    3,865    3,682    4,255      5,163
                                -------  -------  -------  -------    -------
    Total cost of revenues....   10,222   11,686    9,747   12,130     16,636
                                -------  -------  -------  -------    -------
Gross margin..................    3,649    4,603    4,995    7,560      9,889
Operating costs and expenses:
  Research and development....      989    1,404    1,365    1,398      1,696
  Selling and marketing.......    1,795    2,610    2,301    2,502      3,477
  General and administrative..      946      853    1,181    1,222      1,512
  Severance charge(1).........       --       --       --       --        341
                                -------  -------  -------  -------    -------
    Total operating costs and
     expenses.................    3,730    4,867    4,847    5,122      7,026
                                -------  -------  -------  -------    -------
Income (loss) from opera-
 tions........................      (81)    (264)     148    2,438      2,863
Other income (expense):
  Interest expense............     (542)    (494)    (776)    (612)      (548)
  Interest income.............       29       15       63       68        133
                                -------  -------  -------  -------    -------
    Total other income (ex-
     pense)...................     (513)    (479)    (713)    (544)      (415)
                                -------  -------  -------  -------    -------
Income (loss) before income
 taxes........................     (594)    (743)    (565)   1,894      2,448
Provision for income taxes....       --       --       --       64(2)     155(2)
                                -------  -------  -------  -------    -------
Net income (loss).............  $  (594) $  (743) $  (565) $ 1,830    $ 2,293
                                =======  =======  =======  =======    =======
Net income (loss) per common
 and common equivalent
 share(3).....................  $ (0.30) $ (0.36) $ (0.32) $  0.49    $  0.55
                                =======  =======  =======  =======    =======
Shares used in computing net
 income (loss) per common and
 common equivalent share......    1,992    2,054    1,949    3,648      4,055
                                          AS OF DECEMBER 31,
                                ---------------------------------------------
                                 1992     1993     1994     1995       1996
                                -------  -------  -------  -------    -------
                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....  $   964  $ 1,554  $ 1,081  $ 1,394    $ 8,378
Total assets..................    7,342    6,555    6,346    7,130     17,359
Unearned software and hardware
 revenues.....................      130      890    3,660    3,096      2,006
Unearned maintenance reve-
 nues.........................    3,879    4,156    4,571    5,048      5,567
Current and long-term debt due
 to related parties...........    5,142    7,479    5,469    3,627         --
Stockholders' equity (defi-
 cit).........................   (4,050)  (7,807)  (9,586)  (7,729)     6,312

--------
(1) During the year ended December 31, 1996, the Company incurred a severance charge related to the resignation of a former officer. Excluding such severance charge, income from operations would have been $3,204,000, net income would have been $2,634,000 and net income per common and common equivalent share would have been $0.64.
(2) The Company's effective income tax rate was positively impacted by the utilization of previously unbenefitted net operating loss carryforwards.
(3) For a description of the calculation of net income (loss) per common and common equivalent share, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company was formed in 1989 when a group of management executives from EDS purchased EDS's turnkey bank data processing systems division, which EDS had acquired in 1980. In 1992, the Company acquired and began offering a credit union information software system. In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21, the Company's flagship banking product. In September 1996, the Company began an outsourcing service bureau. On October 3, 1996, the Company commenced an initial public offering of its Common Stock (the "Offering"), resulting in the issuance of 2,440,000 shares and net proceeds of approximately $10.1 million.

  The Company's total revenues are derived primarily from software license and installation fees, hardware and equipment sales, maintenance and service fees and, to a lesser extent, other revenues. Approximately 90% of the Company's total revenues for 1996 are from its banking customers and, historically, a large part of the Company's total revenues and growth have been derived from its installed customer base.

  Software license and installation fees consist of revenue recorded by the Company on the installation of its software products, which in the case of most of the Company's contracts, involves the use of the percentage-of-completion method of accounting for revenues, as installation services are performed over several months. Revenues from sales of software licenses not involving installation are recognized upon delivery of the software to the customer. Revenues from hardware and equipment sales are recognized upon shipment by the manufacturer to the customer. Revenues from maintenance and service fees are recognized ratably over the periods of the respective contracts, which typically have terms of three to five years.

  In the case of software license and installation fees, and hardware and equipment sales, the Company generally requires significant deposits and prepayments. Maintenance and service agreements are administered on a calendar year basis with fees generally received in December or January. Deposits received and amounts billed for software licenses, installation and hardware in advance of installation or delivery, and for annual software maintenance prior to performance of related services, are reflected as unearned until such amounts are recognized in accordance with the Company's revenue recognition policy. See Note 2 of Notes to Consolidated Financial Statements.

  The Company expenses all software development costs as incurred until technological feasibility has been established for the product, at which time the costs are capitalized until the product is available for general release to customers. The Company has expensed substantially all software development costs since 1994.

RESULTS OF OPERATIONS

 YEARS ENDED DECEMBER 31, 1996 AND 1995

  Revenues. Revenues for the year ended December 31, 1996 increased $6.8 million, or 34.7%, over the prior year. Revenues from software license and installation fees increased $2.8 million, or 39.1%, over the prior year, and revenues from hardware and equipment sales increased $3.6 million, or 53.2%, over the prior year. These increases were due primarily to increases in revenue from installations of Peerless21 and shipments and installations of check and statement imaging systems. Installations of Peerless21 contributed $4.7 million in software license and installation fees, as well as additional software license fees and hardware revenues associated with the sales of ancillary products, representing an increase of $1.6 million, or 52.2%, over the prior year. Shipments and installations of check and statement imaging systems contributed $2.3 million in software license and installation fees, representing an increase of $1.0 million, or 71.3%, over the prior year, and $3.6 million in hardware and equipment sales, representing an increase of $1.6 million, or 78.0%, over the prior year.

  Gross Margin. Gross margin for the year ended December 31, 1996 declined slightly to 37.3% of total revenues from 38.4% for the prior year. This decrease was attributable to declines in gross margin as a percent of revenues for software license and installation fees as well as maintenance and service fees, which resulted primarily from the Company hiring and training additional employees to support revenue growth. These margin declines were partially offset by an improvement in the gross margin percentage from hardware and equipment sales, which increased to 24.7% for the year from 21.8% for the prior year, which is primarily attributable to an increase in the margins on check and statement imaging hardware.

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

  Research and Development. Research and development expenses for the year ended December 31, 1996 increased $298,000, or 21.3%, over the prior year. This increase primarily resulted from hiring additional research and development employees to support development of new client/server products and other modifications and enhancements to existing products. As a percentage of total revenues, research and development expenses decreased slightly to 6.4% for the year from 7.1% for the prior year.

  Selling and Marketing. Selling and marketing expenses for the year ended December 31, 1996 increased by $975,000, or 39.0%, over the comparable prior year period. This increase primarily resulted from an increase in the number of employees in sales and marketing to support increased revenues and increased compensation levels for existing employees due to increased production. As a percentage of total revenues, selling and marketing expenses increased slightly to 13.1% for the year from 12.7% for the prior year.

  General and Administrative. General and administrative expenses for the year ended December 31, 1996 increased $290,000, or 23.7%, over the prior year. This increase primarily resulted from placement agency fees and other costs associated with the hiring of additional employees, as well as additional insurance and legal costs associated with being a publicly reporting entity. As a percentage of total revenues, general and administrative expenses decreased slightly to 5.7% for the year from 6.2% for the prior year.

  Severance Charge. During 1996 the Company incurred a severance charge of $341,000 related to the resignation of a former officer ($289,000 of which were non-cash compensation charges related to the extension of the exercise period of certain stock options and the acceleration of vesting of restricted stock awards).

  Interest Expense. Interest expense for the year ended December 31, 1996 decreased $64,000 from the prior year. This decrease primarily resulted from the repayment of all outstanding debt subsequent to the initial public offering on October 3, 1996, and was slightly offset by amortization of deferred debt costs associated with the Company's line of credit, which the Company obtained in October 1995.

  Net Income per Common and Common Equivalent Share. Net income per common and common equivalent share for the year ended December 31, 1996, was negatively impacted by an increase in the shares used in computing net income per common and common equivalent share, resulting from the additional shares issued in the Offering.

 YEARS ENDED DECEMBER 31, 1995 AND 1994

  Revenues. Revenues for 1995 increased $4.9 million, or 33.6%, over 1994. This increase resulted from increases in all major product categories. The increase in software license and installation fees was primarily due to $1.2 million from increased installations of check and statement imaging systems and $1.1 million from increased installations of Peerless21. The increase in hardware and equipment sales was primarily due to increased shipments of check and statement imaging systems. The increase in maintenance and service fees was primarily due to increased revenues from existing customers as well as new customers.

  Gross Margin. Gross margin for 1995 increased to 38.4% of total revenues from 33.9% for 1994. Decreases in gross margin as a percentage of revenues for hardware and equipment sales and maintenance and service fees and other operating revenues were more than offset by an increase in the gross margin percentage associated with software license and installation fees as well as a shift in revenue mix as software license and installation fees (the Company's product category with the highest gross margin percentage) increased to 36.5% of total revenues for 1995 from 30.9% for 1994. The software license and installation fee margin increase is due to full amortization in 1994 of the software purchased in connection with the organization of the Company in 1989. Amortization of this acquired software in 1994 was approximately $598,000, or 4.1% of total revenues.

  Research and Development. Research and development expenses for 1995 increased $33,000, or 2.4%, over 1994. However, as a percent of total revenues, research and development expenses decreased to 7.1% for 1995 from 9.3% for 1994. This decrease reflects the Company's ability to spread its research and development expenses over increased revenue.

  Selling and Marketing. Selling and marketing expenses for 1995 increased by $201,000, or 8.7%, over 1994. However, as a percent of total revenues, selling and marketing expenses decreased to 12.7% for 1995 from 15.6% for 1994. This decrease resulted from the Company's ability to leverage its sales and marketing expenses over increased revenues.

  General and Administrative. General and administrative expenses decreased to 6.2% of total revenues in 1995 from 8.0% in 1994. This decrease resulted primarily from the Company achieving economies of scale in general and administrative expenses relative to increased revenues.

  Interest Expense. Interest expense for 1995 decreased $164,000, or 21.1%, from 1994. This decrease was primarily a result of reduced long-term debt.

 PROVISION FOR INCOME TAXES

  The Company's provision for income taxes for the years ended December 31, 1996 and 1995 included the Alternative Minimum Tax under the Internal Revenue Code of 1986, as amended, and state income taxes. In the fourth quarter of 1996, the Company eliminated the valuation allowance against its deferred tax assets, resulting in the recording of a federal deferred tax benefit of approximately $250,000. At December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $190,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents at December 31, 1996 increased to $8.4 million from $1.4 million at December 31, 1995. The Company received net proceeds from the Offering of approximately $10.1 million, and immediately utilized $3.1 million to repay the outstanding long-term debt due to related parties.

  The Company historically financed its growth primarily through cash flow from operations, private placements of debt and equity securities and borrowings. Net cash provided by operations was approximately $1.7 million, $2.7 million and $1.9 million for the years ended December 31, 1996, 1995, and 1994, respectively. Net cash provided by operations in 1996 was primarily the result of net income adjusted for depreciation, amortization and compensation expense, partially offset by an increase in trade accounts receivable. Net cash provided by operations in 1995 was primarily the result of net income adjusted for depreciation and amortization and an increase in accounts payable and accrued liabilities. Net cash provided by operations in 1994 was primarily the result of an increase in the unearned software and hardware revenues balance over 1993.

  The Company generally requires its customers to make significant deposits and prepayments on contracts to purchase software and hardware, and the Company's maintenance and service agreements are administered on a calendar year basis with fees generally received in December and January. The amounts that are received in advance of performing the related services and in advance of hardware shipment are reflected as unearned revenues until such amounts are recognized in accordance with the Company's revenue recognition policy. See
Note 2 of Notes to Consolidated Financial Statements.

  During 1996 the Company invested $1.4 million in capital expenditures, compared to $381,000 in 1995 and $76,000 in 1994. Approximately $700,000 of the 1996 capital expenditures were for equipment used in the operations of the outsourcing service bureau, which began operations in September 1996. The majority of the remainder of the capital expenditures in 1996 were made to purchase hardware for product development purposes. If the Company's outsourcing service bureau business continues to grow, the Company may need to make additional capital expenditures to purchase the necessary equipment.

  The Company has a $2.5 million line of credit (the "Credit Agreement") with State Street Bank and Trust ("State Street") that expires on February 1, 1999. Borrowings under the Credit Agreement bear interest at State Street's prime rate (8.25% at December 31, 1996) plus 1/2% and are secured by the assets and stock of the Company's wholly owned subsidiaries. Amounts available under the Credit Agreement are reduced by the value of outstanding letters of credit issued by State Street on behalf of the Company. As of December 31, 1996, no amounts were outstanding under the Credit Agreement, and State Street had issued a letter of credit with a value of $600,000 on behalf of the Company. The Credit Agreement imposes certain requirements on the Company, including minimum annual net income, and quarterly cash flow and liquidity levels. The Credit Agreement prohibits the Company from incurring or otherwise becoming liable for any indebtedness for liens on any property owned by the Company, except for certain trade and other indebtedness. The Credit Agreement also contains other restrictive covenants, including limitations on dispositions of material amounts of assets, capital expenditures, guarantees, mergers, consolidations, related party transactions, alterations in the nature of the Company's business, employee compensation, the making of any loans, investments in other entities, entering into any guarantees and the payment of cash dividends. See Note 3 of Notes to Consolidated Financial Statements.

  The Company believes that its cash and cash equivalents at December 31, 1996, amounts available under the Credit Agreement and operating cash flows will be sufficient to meet its anticipated capital expenditure requirements at least through the next twelve months.

OUTLOOK

  Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Annual Report, the words "anticipate," "estimate," "expect," "may," "project," "believes," and "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including those discussed in this Form 10-K, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

  Revenues. The Company has historically grown its revenues primarily from its installed base of customers. For example, the banking customers that have utilized the Company's software products since 1990 contributed approximately $6.7 million to total revenues in 1991. These same customers contributed approximately $13.2 million to total revenues in 1996, or a compound annual growth rate of 14.5%. In addition, revenue per bank customer has increased from approximately $40,000 in 1991 to approximately $105,000 in 1996. The Company believes the growth from its existing customer base is not only attributable to the quality and growth of its customers and the importance its customers place on technology, but also due to the Company's customer support which it believes is superior in the industry. Once the Company's installed customer base has migrated to the Company's primary software products, Peerless21 and PeerlessCU, the Company will increasingly have to sell check and statement imaging systems or ancillary products to its customer base or sell its existing and new products and services to new customers in order to maintain historical growth rates.

  Check and Statement Imaging. The Company installed its first check and statement imaging system in the fourth quarter of 1994. Revenues from the shipment and installation of check and statement imaging systems have increased to $5.9 million in 1996, representing a 75.4% growth rate over the 1995 level. As of December 31, 1996, only approximately 8% of the Company's bank customers utilized a check and statement imaging system. The Company expects many of its customers will implement check and statement imaging services to its customers, whether in a turnkey or outsourcing solution, over the next several years. However, given the significant expenditure and commitment amount associated with check and statement imaging solutions, the Company is unable to determine how many and when its customers may purchase such a system. Therefore, any revenue growth from these systems may be at a rate less than those historically experienced. In addition, given that the Company has only been marketing these systems for slightly more than two years, the future growth is difficult to determine.

  Outsourcing Service Bureau. According to industry sources, approximately 42% of community banks with assets of less than $500 million and 33% of credit unions outsourced their information systems requirements in 1995. As a result, in September 1996 when the Company began offering an outsourcing service bureau alternative to its customers and new customers, the Company's target market increased. As of February 28, 1997, the Company had entered into five outsourcing contracts: two of which are both data processing and check imaging and three of which are check imaging only. The Company will not begin processing the two data processing and check imaging contracts until the second quarter of 1997. For the first three and a half months of operation, the outsourcing service bureau was slightly profitable. The Company expects to continue to leverage its experience in both the banking and credit union processing industries, as well as its Peerless21 and PeerlessCU products, in order to continue to grow the outsourcing operations. Any future profitability of these operations will depend to a significant extent on any capital and other expenditures the Company makes to expand this aspect of its business.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors........................  17
Consolidated Balance Sheets as of December 31, 1995 and 1996.............  18
Consolidated Statements of Operations for the years ended December 31,
 1994, 1995 and 1996.....................................................  19
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1994, 1995 and 1996..................................  20
Consolidated Statements of Cash Flows for the years ended December 31,
 1994, 1995 and 1996.....................................................  21
Notes to Consolidated Financial Statements...............................  22

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Peerless Group, Inc.

  We have audited the accompanying consolidated balance sheets of Peerless Group, Inc. (the Company), as of December 31, 1995 and 1996, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peerless Group, Inc., at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Dallas, Texas
January 17, 1997

                              PEERLESS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    DECEMBER 31,
                                                   ----------------
                                                    1995     1996
                                                   -------  -------
                         ASSETS (NOTE 3)
Current assets:
  Cash and cash equivalents....................... $ 1,394  $ 8,378
  Trade accounts receivable.......................   4,206    5,712
  Prepaid expenses and other current assets.......      90      541
  Note receivable from officer (Note 9)...........     271       --
                                                   -------  -------
      Total current assets........................   5,961   14,631
Computer and other equipment, at cost.............     995    2,335
Less accumulated depreciation.....................     413      589
                                                   -------  -------
                                                       582    1,746
Computer software, maintenance contracts, and
 other assets, net of accumulated amortization of
 $1,079 and $1,482 at December 31, 1995 and 1996,
 respectively.....................................     587      982
                                                   -------  -------
      Total assets................................ $ 7,130  $17,359
                                                   =======  =======
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt due to related
   parties (Note 3)............................... $   494  $    --
  Accounts payable................................     859    1,865
  Accrued liabilities.............................     892    1,041
  Sales tax payable...............................     370      568
  Unearned software and hardware revenues.........   3,096    2,006
  Unearned maintenance revenues...................   5,048    5,567
                                                   -------  -------
      Total current liabilities...................  10,759   11,047
Long-term debt due to related parties (Note 3)....   3,133       --
Redeemable common stock (Note 7)..................     967       --
Commitments (Notes 5 and 7)
Stockholders' equity (deficit) (Notes 3 and 7):
  Preferred stock, $.01 par value:
    Authorized shares--5,000
    Issued shares--none
  Common stock, $.01 par value:
    Authorized shares--10,000
    Issued shares--2,242 and 4,598 at December 31,
     1995 and 1996, respectively..................      22       46
  Additional paid-in capital......................  (3,574)   7,720
  Accumulated deficit.............................  (3,547)  (1,254)
  Treasury stock, at cost--304 and 1 at December
   31, 1995 and 1996, respectively................    (435)      (1)
  Unearned compensation...........................    (195)    (199)
                                                   -------  -------
      Total stockholders' equity (deficit)........  (7,729)   6,312
                                                   -------  -------
      Total liabilities and stockholders' equity
       (deficit).................................. $ 7,130  $17,359
                                                   =======  =======

                            See accompanying notes.

                              PEERLESS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1994     1995     1996
                                                    -------  -------  -------
Revenues:
  Software license and installation fees........... $ 4,558  $ 7,181  $ 9,987
  Hardware and equipment sales.....................   5,019    6,727   10,303
  Maintenance and service fees.....................   4,757    5,382    5,811
  Other operating revenues.........................     408      400      424
                                                    -------  -------  -------
    Total revenues.................................  14,742   19,690   26,525
Cost of revenues:
  Cost of software license and installation fees...   2,173    2,617    3,719
  Cost of hardware and equipment sales.............   3,892    5,258    7,754
  Cost of maintenance and service fees and other
   operating revenues..............................   3,682    4,255    5,163
                                                    -------  -------  -------
    Total cost of revenues.........................   9,747   12,130   16,636
                                                    -------  -------  -------
Gross margin.......................................   4,995    7,560    9,889
Operating costs and expenses:
  Research and development.........................   1,365    1,398    1,696
  Selling and marketing............................   2,301    2,502    3,477
  General and administrative.......................   1,181    1,222    1,512
  Severance charge (Note 11).......................      --       --      341
                                                    -------  -------  -------
    Total operating costs and expenses.............   4,847    5,122    7,026
                                                    -------  -------  -------
Income from operations.............................     148    2,438    2,863
Other income (expense):
  Interest expense.................................    (776)    (612)    (548)
  Interest income..................................      63       68      133
                                                    -------  -------  -------
    Total other income (expense)...................    (713)    (544)    (415)
                                                    -------  -------  -------
Income (loss) before income taxes..................    (565)   1,894    2,448
Provision for income taxes.........................      --       64      155
                                                    -------  -------  -------
Net income (loss).................................. $  (565) $ 1,830  $ 2,293
                                                    =======  =======  =======
Net income (loss) per common and common equivalent
 share............................................. $ (0.32) $  0.49  $  0.55
                                                    =======  =======  =======
Shares used in computing net income (loss) per
 common and common equivalent share................   1,949    3,648    4,055

                            See accompanying notes.

                              PEERLESS GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                           COMMON STOCK                           TREASURY STOCK
                         ---------------- ADDITIONAL             ----------------
                         NUMBER OF         PAID-IN   ACCUMULATED NUMBER OF          UNEARNED
                          SHARES   AMOUNT  CAPITAL     DEFICIT    SHARES   AMOUNT COMPENSATION
                         --------- ------ ---------- ----------- --------- ------ ------------
Balance at December 31,
 1993...................   2,057    $ 20   $ (3,010)  $ (4,812)     126     $ (6)    $   --
 Net loss...............      --      --         --       (565)      --       --         --
 Common stock issued....      23      --          1         --       --       --         --
 Issuance of redemption
  right on common stock
  (Note 7)..............      --      --     (1,250)        --       --       --         --
 Common stock
  repurchased...........      --      --        251         --      111     (275)        --
 Accretion of redeemable
  common stock..........      --      --        (51)        --       --       --         --
 Compensation expense on
  options...............      --      --        111         --       --       --         --
                           -----    ----   --------   --------     ----     ----     ------
Balance at December 31,
 1994...................   2,080      20     (3,948)    (5,377)     237     (281)        --
 Net income.............      --      --         --      1,830       --       --         --
 Common stock issued,
  net of unearned
  compensation (Note
  7)....................     162       2        291         --       --       --       (195)
 Common stock
  repurchased...........      --      --        141         --       67     (154)        --
 Accretion of redeemable
  common stock..........      --      --        (58)        --       --       --         --
                           -----    ----   --------   --------     ----     ----     ------
Balance at December 31,
 1995...................   2,242      22     (3,574)    (3,547)     304     (435)      (195)
 Net income.............      --      --         --      2,293       --       --         --
 Common stock issued
  upon exercise of
  warrants..............     506       5          8         --       --       --         --
 Common stock issued
  upon exercise of
  options...............      79       1         79         --       --       --         --
 Common stock issued,
  net of unearned
  compensation..........      45       1        295         --       --       --         (4)
 Common stock
  repurchased...........      --      --         --         --        8       (9)        --
 Cancellation of
  treasury stock upon
  change-of-domicile
  merger................    (311)     (3)      (440)        --     (311)     443         --
 Common stock issued
  upon initial public
  offering..............   2,037      20     10,117         --       --       --         --
 Accretion of redeemable
  common stock..........      --      --        (44)        --       --       --         --
 Compensation expense on
  options...............      --      --        268         --       --       --         --
 Reclassification of
  redeemable common
  stock upon exercise of
  underlying options
  (Note 7)..............      --      --      1,011         --       --       --         --
                           -----    ----   --------   --------     ----     ----     ------
Balance at December 31,
 1996...................   4,598    $ 46   $  7,720   $ (1,254)       1     $ (1)    $ (199)
                           =====    ====   ========   ========     ====     ====     ======


                            See accompanying notes.

                              PEERLESS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1994     1995     1996
                                                    -------  -------  -------
OPERATING ACTIVITIES
Net income (loss).................................. $  (565) $ 1,830  $ 2,293
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization....................   1,452      523      757
  Compensation expense.............................     111       54      366
  Changes in operating assets and liabilities:
    Trade accounts receivable......................  (1,607)    (584)  (1,506)
    Prepaid expenses and other current assets......     (64)      34     (451)
    Accounts payable and accrued liabilities.......    (655)     939      812
    Unearned software and hardware revenues........   2,770     (564)  (1,113)
    Unearned maintenance revenues..................     415      477      519
                                                    -------  -------  -------
Net cash provided by operating activities..........   1,857    2,709    1,677
INVESTING ACTIVITIES
Additions to computer and other equipment..........     (76)    (381)  (1,419)
Other..............................................      --       --     (160)
                                                    -------  -------  -------
Net cash used in investing activities..............     (76)    (381)  (1,579)
FINANCING ACTIVITIES
Note receivable from officer.......................      31       --      271
Proceeds from borrowings...........................   1,000    4,111       --
Payments on borrowings.............................  (1,010)  (5,953)  (3,627)
Proceeds from exercise of options and warrants.....       1       30       94
Purchase of treasury stock.........................    (276)    (140)      (9)
Net proceeds from initial public offering..........      --       --   10,137
Principal payments on stock warrant notes..........  (2,000)      --       --
Other..............................................      --      (63)      20
                                                    -------  -------  -------
Net cash provided by (used in) financing activi-
 ties..............................................  (2,254)  (2,015)   6,886
                                                    -------  -------  -------
Net increase (decrease) in cash and cash equiva-
 lents.............................................    (473)     313    6,984
Cash and cash equivalents at beginning of period...   1,554    1,081    1,394
                                                    -------  -------  -------
Cash and cash equivalents at end of period......... $ 1,081  $ 1,394  $ 8,378
                                                    =======  =======  =======
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest............................. $   556  $   737  $   542
                                                    =======  =======  =======
Cash paid for income taxes......................... $    --  $    38  $   265
                                                    =======  =======  =======

                            See accompanying notes.

                             PEERLESS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE COMPANY

  Peerless Group, Inc., formerly known as TPG Holdings, Inc. (the "Company"), is a computer software company which develops and provides banking and credit union software systems and services. The Company markets these systems along with the computer equipment (hardware) to financial institutions primarily located in the United States and provides conversion, support and maintenance services to customers using the systems. In conjunction with the initial public offering of its common stock on October 3, 1996 (the "Offering"), TPG Holdings, Inc. formed a new wholly owned Delaware subsidiary, Peerless Group, Inc., and TPG Holdings, Inc. was merged into this new corporation. The financial statements included herein reflect the merger and resulting change in capitalization as all share and per share amounts have been retroactively restated to reflect the merger. In conjunction with this change in capitalization, all treasury shares outstanding were cancelled.

  The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances are eliminated.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents consist of money market funds and certificates of deposit and Treasury Bills with original purchased maturities of three months or less.

DEPRECIATION

  Depreciation is provided on computer and other equipment using the straight-line method over a five- to ten-year estimated useful life.

COMPUTER SOFTWARE AND MAINTENANCE CONTRACTS

  Computer software and maintenance contracts consist of fair values assigned to acquired software and maintenance contracts. The amounts are being amortized over the estimated economic benefit period of five years. The amounts amortized and charged to cost of sales were approximately $1,116,000, $308,000 and $403,000 in 1994, 1995 and 1996, respectively.

CAPITALIZED SOFTWARE

  The Company expenses all software development costs as incurred until technological feasibility has been established for the product, at which time the costs are capitalized until the product is available for general release to customers.

REVENUE RECOGNITION

  The Company's sources of revenue and the methods of revenue recognition are as follows:

    Software license and installation fees--Revenues from software contracts involving installation are recognized when the installation is performed according to contractual terms, which, in the case of long-term contracts, involves the use of the percentage-of-completion method of accounting. Progress towards completion is measured based upon the percentage relationship that costs incurred to date bear to total estimated costs to complete the installation. Revenues from license fees not involving installation are recognized upon delivery of the software and acceptance by the customer when no significant vendor obligations remain.

                             PEERLESS GROUP, INC.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Hardware and equipment sales--Commissions and revenues from hardware and equipment sales are recognized upon shipment by the manufacturer.

    Maintenance and service fees--Revenues from maintenance and service contracts are recognized ratably over the periods of the respective contracts.

UNEARNED REVENUES

  Deposits received and amounts billed for software licenses, installation and hardware in advance of installation or delivery, and for annual software maintenance prior to performance of related services, are reflected as unearned until such amounts are recognized in accordance with the Company's revenue recognition policy.

FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

  Cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and unearned revenues are stated at expected settlement values which approximate fair value.

  Trade accounts receivable potentially subject the Company to concentrations of credit risk as the Company markets its products and services primarily to financial institutions throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral; however, deposits for future services or products are frequently required.

STOCK OPTIONS

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed in Note 8, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

  Net income (loss) per common and common equivalent share amounts are computed using net income (loss) available for common stockholders, which is calculated as net income (loss) less accretion of redeemable common stock, and the weighted average number of shares of common stock and common equivalent shares (if dilutive) using the treasury stock method. Common stock equivalents consist of stock options and warrants. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented.

                             PEERLESS GROUP, INC.

3.DEBT AND CREDIT AGREEMENTS

LINE OF CREDIT

  In January 1997, the Company amended its line of credit agreement with a bank that provides for borrowings up to $2,500,000, reduced by the value of outstanding letters of credit issued by the bank on behalf of the Company. Borrowings using this line of credit bear interest at the bank's prime rate (8.25% at December 31, 1996) plus 1/2% and are collateralized by the assets of the Company's wholly owned subsidiaries. The facility will expire on February 1, 1999. No amounts were outstanding on the line of credit at December 31, 1996, and a letter of credit in the amount of $600,000 was issued by the bank on behalf of the Company at December 31, 1996.

  The line of credit agreement contains restrictive covenants, the most significant of which relate to minimum defined annual net income, quarterly cash flow and the restriction on the payment of cash dividends. At December 31, 1996, the Company was in compliance with such covenants.

  Under the terms of the line of credit agreement, the bank was issued a warrant to purchase at any time on or before October 1, 2002, 115,680 shares of the Company's common stock at a purchase price of $5.42 per share. Included in the warrant agreement is a provision allowing the bank to put the warrant back to the Company at any time after October 1, 1999, at a price equal to the then-current market price of the Company's common stock. No value was assigned to the warrant at the date of issuance and no accretion has been recorded through December 31, 1995, as the Company determined that there is no significant value separately assignable to the warrant and put option. In June 1996, the line of credit agreement was amended such that the provision allowing the bank to put the warrant back to the Company was terminated.

LONG-TERM DEBT DUE TO RELATED PARTIES

  The Company repaid all of its debt upon completion of the Offering. Long-term debt payable to principal stockholders consisted of the following at December 31, 1995 (in thousands):

      1989 Subordinated Debentures...................................... $  433
      1993 Subordinated Debentures......................................  2,500
      Acquisition notes.................................................    694
                                                                         ------
                                                                          3,627
      Less current portion..............................................    494
                                                                         ------
                                                                         $3,133
                                                                         ======

  The 1989 and 1993 Subordinated Debentures bore interest at 13% and 12%, respectively, per annum, payable monthly. The Acquisition notes consisted of two separate notes. One of the notes was for $494,000, bore interest at 8% per annum, payable quarterly, and was repaid in March 1996. The note for the balance of $200,000 bore interest at 6% per annum, payable quarterly.

  Under the terms of the Subordinated Debentures and the Acquisition notes, the holders of the Subordinated Debentures (the "Holders") were originally issued warrants to purchase up to 65% of the Company's common stock. After giving effect to several transactions, including the repurchase of warrants for $3,776,000 in cash and notes in prior years, which were recorded as reductions to additional paid-in-capital, the Holders had warrants to purchase 37.5% of the outstanding common stock of the Company at December 31, 1995. In June 1996, the Holders exercised warrants to purchase 505,710 shares of the Company's common stock, and in October 1996, in conjunction with the Offering, they sold warrants to the underwriters to purchase 597,360 shares of the Company's common stock. Therefore, at December 31, 1996, the Holders owned warrants to purchase 363,308

                             PEERLESS GROUP, INC.

3.DEBT AND CREDIT AGREEMENTS (CONTINUED)

shares of the Company's common stock. The warrants are exercisable at a price of $0.025 per share and expire four years from the date of the final payment on the Subordinated Debentures.

4.INCOME TAXES

  The Company uses the liability method in accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The components of the provision for income taxes are as follows (in thousands):

                                                                   DECEMBER 31,
                                                                   ------------
                                                                   1995   1996
                                                                   ------------
   Current:
     Federal...................................................... $  38 $   51
     State........................................................    26    362
                                                                   ----- ------
       Total current..............................................    64    413
   Deferred:
     Federal......................................................    --   (245)
     State........................................................    --    (13)
                                                                   ----- ------
       Total deferred.............................................    --   (258)
                                                                   ----- ------
       Total provision for income taxes........................... $  64 $  155
                                                                   ===== ======

  The effective income tax rate on pretax income (loss) differed from the Federal income tax statutory rate for the following reasons (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                     1994     1995     1996
                                                   --------  -------  -------
   Income tax charge:
     At Federal statutory rate.................... $   (192) $   644  $   832
     Unbenefitted (utilized) net operating loss-
      es..........................................      192     (644)    (832)
     Federal alternative minimum tax..............       --       38       48
     Deferred federal benefit relating to the
      elimination of the valuation allowance......       --       --     (245)
     State income tax.............................       --       26      352
                                                   --------  -------  -------
                                                   $     --  $    64  $   155
                                                   ========  =======  =======

  At December 31, 1996, the Company had net operating loss carryforwards of approximately $190,000 which expire in 2009. Given the historical trends in generating taxable income and the expected future earnings, in the fourth quarter of 1996 the Company determined that it was more likely than not that its net deferred tax assets would be realized. As a result of the Company's judgment, the valuation allowance was eliminated and a deferred tax benefit of approximately $250,000 was recorded.

                             PEERLESS GROUP, INC.

4.INCOME TAXES (CONTINUED)

  The significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                                 -------------
                                                                  1995   1996
                                                                 ------  -----
   Deferred tax assets:
     Alternative minimum tax credit carryforward................ $   38  $  85
     Net operating loss carryforwards...........................    896     65
     Compensation expense on options............................     37    103
     Other......................................................     32     24
                                                                 ------  -----
       Total deferred tax assets................................  1,003    277
   Deferred tax liabilities:
     Other......................................................      7     19
                                                                 ------  -----
       Total deferred tax liabilities...........................      7     19
                                                                 ------  -----
   Deferred income tax assets, net of deferred income tax lia-
    bilities....................................................    996    258
   Valuation allowance..........................................   (996)    --
                                                                 ------  -----
                                                                 $   --  $ 258
                                                                 ======  =====

5.LEASE COMMITMENTS

  Minimum noncancelable lease payments required under operating leases for the years subsequent to December 31, 1996, are as follows (in thousands):

      1997................................................................. $303
      1998.................................................................  301
      1999.................................................................  253
      2000.................................................................  249
      2001.................................................................   96

  Rental expense totaled approximately $235,000, $247,000 and $269,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

6.EMPLOYEE 401(K) PLAN

  The Company has a plan which provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the "Plan") for substantially all employees who have completed a specified term of service. The Company's contributions equal 50% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined. Benefits under the Plan are limited to the assets of the Plan.

  Contributions by the Company charged to expense during the years ended December 31, 1994, 1995 and 1996, were approximately $74,000, $90,000 and
$122,000, respectively.


7.COMMON STOCK

  On March 7, 1994, the Company's president, a significant stockholder, resigned his position with the Company. Under the terms of his resignation agreement, the Company modified the terms of the stockholder's options to purchase 72,000 shares of the Company's common stock, resulting in compensation expense of $111,000. In addition, the stockholder obtained a put option which required the Company to purchase up to 96,000 shares of his holdings of the Company's common stock on April 4, 1994, and up to 50,666 shares of his holdings of the Company's common stock on June 1 in each of the nine years thereafter, at a price per share

                             PEERLESS GROUP, INC.

7.COMMON STOCK (CONTINUED)

equal to $2.60 for shares sold during 1994, with the price per share to increase by 6% each year thereafter. The 1994 and 1995 options for 96,000 and 50,666 shares, respectively, were exercised by the stockholder. The present value of the total amount that may be payable under the put option was recorded as redeemable common stock and as a reduction of additional paid-in-capital on the balance sheet. The difference between the carrying value and redemption amount of the common stock was accreted as a charge to stockholders' equity (deficit) over the term of the put option. Upon consummation of the Offering, the options underlying the put feature were exercised, thereby eliminating the payable under the put option and the redeemable common stock.

  In July 1996, the Company adopted an employee stock purchase plan under
Section 423 of the Internal Revenue Code of 1986, as amended. Under the employee stock purchase plan, employees may make annual purchases of the Company's common stock at a price equal to 85% of the market value of the common stock on certain specified dates. The Company has reserved 250,000 shares of its common stock for issuance under the employee stock purchase plan.

  During 1995 and 1996, the Company issued 102,480 and 19,620 shares, respectively, of restricted stock to employees. The Company recorded approximately $249,000 and $102,000, respectively, of unearned compensation for the excess of the deemed value for accounting purposes of the common stock issued over the proceeds received upon issuance. The unearned compensation is charged to expense ratably over the vesting period of the common stock. During 1995 and 1996, approximately $54,000 and $98,000 were charged to operations.

8.STOCK OPTIONS

  The Board of Directors and the stockholders of the Company approved the Company's Amended and Restated Stock Option Plan (the "1990 Plan") effective as of October 1, 1990. In February, 1997, the Board of Directors of the Company approved the Peerless Group, Inc. 1997 Stock Option Plan (the "1997 Plan"), subject to stockholder approval. The 1997 Plan will amend and restate the 1990 Plan. The Company will reserve 450,000 shares of common stock for future issuances under the 1997 Plan. Options under the 1997 Plan will be granted at prices not less than the fair value of the common stock as determined by the Compensation Committee of the Company's Board of Directors (the "Committee") on the date of grant. Each option to be granted under the 1997 Plan will vest as determined by the Committee, but in no case can the option term exceed ten years from the date of the option's grant. Historically, options awarded under the 1990 Plan have generally vested 20% on the date of grant and 20% each year thereafter, with an exercise period of five years from the date of grant.

  A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                     1995                      1996
                           ------------------------- -------------------------
                                        WEIGHTED-                 WEIGHTED-
                           NUMBER OF     AVERAGE     NUMBER OF     AVERAGE
                            OPTIONS   EXERCISE PRICE  OPTIONS   EXERCISE PRICE
                           ---------  -------------- ---------  --------------
Outstanding at beginning
 of year..................  298,800       $1.09       348,000       $1.76
Granted...................  118,800        2.77       164,300        7.67
Exercised.................  (60,000)       0.44       (79,200)       1.01
Forfeited.................   (9,600)       1.93            --          --
                           --------                  --------
Outstanding at end of
 year.....................  348,000        1.76       433,100        4.14
                           ========                  ========
Exercisable at end of
 year.....................  147,600       $1.48       241,420       $2.53
Weighted-average fair
 value of options granted
 during the year..........    $0.97                     $2.21

                             PEERLESS GROUP, INC.

8.STOCK OPTIONS (CONTINUED)

  The total options outstanding at December 31, 1996, included 264,000 options with exercise prices ranging from $1.25 to $2.87 and a weighted-average remaining contractual life of 1.5 years; and 169,100 options with exercise prices ranging from $5.42 to $8.80 and a weighted-average remaining contractual life of 4.7 years. Exercisable options at December 31, 1996, included 207,600 options with exercise prices ranging from $1.25 to $2.87 and a weighted-average exercise price of $1.71; and 33,820 options with exercise prices ranging from $5.42 to $8.80 and a weighted-average exercise price of $7.61. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 7.37% and 5.79%; volatility factors of the expected market price of the Company's common stock of .447 and .347; and no dividend yields. In addition, the fair value of these options was estimated based on an expected life of one year from the vesting date using the multiple option method.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands except for net income per share information):

                                                                   1995   1996
                                                                  ------ ------
      Pro forma net income....................................... $1,789 $2,170
      Pro forma net income per share............................. $ 0.48 $ 0.53

  The pro forma disclosures only include the effect of options granted subsequent to December 31, 1994. Accordingly, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus is not indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

9.NOTE RECEIVABLE FROM OFFICER

  During 1993, the Company made a loan to an officer in the amount of $300,000. Amounts outstanding under this loan accrue interest monthly at 12% per annum, with principal and interest due in 1996. During 1995, interest payments on this loan totaled approximately $34,000. In June 1996, all principal and interest amounts outstanding were repaid by the officer.

10.OPERATIONS

  The Company is dependent upon International Business Machines Corporation ("IBM") as its principal computer hardware vendor for its financial institution applications systems. Additionally, operating systems on

                             PEERLESS GROUP, INC.

10.OPERATIONS (CONTINUED)

which the Company's products function have been developed by IBM. Since its inception in 1989, the Company has been a value-added remarketer of IBM products pursuant to standard IBM Remarketer Agreements. The Company's current remarketing agreement with IBM expires on February 28, 1999. Both IBM and the Company may, with or without cause, upon three months' written notice, terminate the agreement. The Company has no reason to believe that IBM will discontinue the remarketing agreement. The Company believes that its relationship with IBM is good.

11.SEVERANCE CHARGE

  During the year ended December 31, 1996, the Company incurred a severance charge of $341,000 related to the resignation of a former officer ($289,000 of which were non-cash compensation charges related to the extension of the exercise period of certain stock options and the acceleration of vesting of restricted stock awards).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item regarding Directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be delivered to the Company's stockholders in connection with the Company's 1997 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this Form 10-K, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference. Information contained in the Proxy Statement under the captions "Report on Executive Compensation" and "Stock Performance Graph" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

  1. Financial Statements:

  The following Consolidated Financial Statements of the Company and its subsidiaries and the Reports of Independent Auditors thereon appear under
  Item 8 of this Report:

  --Report of Ernst & Young LLP, Independent Auditors.

  --Consolidated Balance Sheets as of December 31, 1995 and 1996.

  --Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.

  --Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1994, 1995 and 1996.

  --Consolidated Statements of Cash Flows for the years ended December 31,
    1994, 1995 and 1996.

  --Notes to Consolidated Financial Statements.

  2. Financial Statement Schedules:

  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  3. List of Exhibits:

  Except as otherwise specifically noted, the following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

  (2.2) Plan of Merger dated as of June 17, 1996 by and between Peerless Group, Inc. (the "Company") and TPG Holdings, Inc. filed as Exhibit
          2.2 to the Company's Registration Statement on Form SB-2, filed October 3, 1996 (the "Registration Statement").

  (3.1) Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Registration Statement.

  (3.2)   Bylaws of the Company filed as Exhibit 3.2 to the Registration
          Statement.

  (10.1) Investment Agreement ("Investment Agreement") dated November 27, 1989 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer, Kevin W. Marsh, Allied Investment Corporation, Allied Venture Partnership and Allied Investment Corporation II filed as
          Exhibit 10.1 to the Registration Statement.

  (10.2) Amendment to Investment Agreement dated April 26, 1991 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer, Allied Investment Corporation, Allied Venture Partnership and Allied Investment Corporation II filed as Exhibit 10.2 to the Registration Statement.

  (10.3) Second Amendment to Investment Agreement dated March 6, 1992 by and among the Company, Allied Investment Corporation, Allied Venture Partnership and Allied Investment Corporation II filed as Exhibit
          10.3 to the Registration Statement.

  (10.4) Third Amendment to Investment Agreement dated September 30, 1992 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer, Allied Investment Corporation and Allied Investment Corporation II filed as Exhibit 10.4 to the Registration Statement.

  (10.5) Fourth Amendment to Investment Agreement dated March 3, 1993 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer, Allied Investment Corporation and Allied Capital Corporation II filed as Exhibit 10.5 to the Registration Statement.

  (10.6) Fifth Amendment to Investment Agreement dated September 9, 1993 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer, Allied Investment Corporation, Allied Investment Corporation II and Allied Venture Partnership filed as Exhibit 10.6 to the Registration Statement.

  (10.7) Warrant Sale Agreement and Sixth Amendment to Investment Agreement dated November 3, 1993 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer, Allied Investment Corporation, Allied Capital Corporation II and Allied Venture Partnership filed as Exhibit 10.7 to the Registration Statement.

  (10.8) Seventh Amendment to Investment Agreement dated September 26, 1994 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment Corporation and Allied Capital Corporation II filed as
          Exhibit 10.8 to the Registration Statement.

  (10.9) Eighth Amendment to Investment Agreement dated December 20, 1994 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment Corporation, Allied Capital Corporation II and Allied Venture Partnership filed as Exhibit 10.9 to the Registration Statement.

  (10.10) Ninth Amendment to Investment Agreement dated on or about May 15,
          1995 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment Corporation, Allied Capital Corporation and Allied Capital Corporation II filed as Exhibit 10.10 to the Registration Statement.

  (10.11) Tenth Amendment to Investment Agreement dated October 12, 1995 by an among the Company, Rodney L. Armstrong, Jr., Allied Investment Corporation, Allied Capital Corporation and Allied Capital Corporation II filed as Exhibit 10.11 to the Registration Statement.

  (10.12) Eleventh Amendment to Investment Agreement dated October 13, 1995 by and among the Company, Allied Investment Corporation, Allied Capital Corporation and Allied Capital Corporation II filed as
          Exhibit 10.12 to the Registration Statement.

  (10.13) Amended and Restated Consent and Agreement dated July 12, 1996 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment Corporation, Allied Capital Corporation, Allied Capital Corporation II and Allied Venture Partnership filed as Exhibit 10.13 to the Registration Statement.

  (10.14) Credit Agreement dated as of October 12, 1995 by and among the Company, Peerless Systems, Inc., Peerless Systems CU Services, Inc., Peerless Recovery Services, Inc. and State Street Bank and Trust Company filed as Exhibit 10.14 to the Registration Statement.

  (10.15) Consent and Agreement dated as of June 17, 1996 by and among the Company, Peerless Systems, Inc., Peerless Systems CU Services, Inc., Peerless Recovery Services, Inc., Peerless Data Services, Inc., Rodney L. Armstrong, Jr., Kathleen M. Armstrong and State Street Bank and Trust Company filed as Exhibit 10.15 to the Registration Statement.

  (10.16) Warrant Agreement dated October 12, 1995 by and between the Company and State Street Bank and Trust Company filed as Exhibit 10.16 to the Registration Statement.

  (10.17) Common Stock Purchase Warrant, dated October 12, 1995 executed by the Company in favor of State Street Bank and Trust Company filed as Exhibit 10.17 to the Registration Statement.

  (10.18) Loan Agreement dated November 28, 1989 by and between the Company and Electronic Data Systems Corporation filed as Exhibit 10.18 to the Registration Statement.

  (10.19) First Amendment to Loan Agreement effective May 1, 1990 by and between the Company and Electronic Data Systems Corporation filed as Exhibit 10.19 to the Registration Statement.

  (10.20) Amended and Restated Stock Option Plan of the Company effective
          October 1, 1990 filed as Exhibit 10.20 to the Registration
          Statement.

  (10.21) Form of Associate Agreement of the Company filed as Exhibit 10.21 to the Registration Statement.

  (10.22) Promissory Note dated October 1, 1993 executed by Rodney L.
          Armstrong, Jr., in favor of the Company filed as Exhibit 10.22 to the Registration Statement.

  (10.23) Security Agreement dated October 1, 1993 by and between the Company and Rodney L. Armstrong, Jr. filed as Exhibit 10.23 to the Registration Statement.

  (10.24) Office Lease Agreement (the "1212 Arapaho Lease") dated September
          21, 1992 by and between the Company and Aetna Life Insurance Company filed as Exhibit 10.24 to the Registration Statement.

  (10.25) First Amendment to the 1212 Arapaho Lease dated March 5, 1995 by and between Peerless Systems, Inc. and Aetna Life Insurance Company filed as Exhibit 10.25 to the Registration Statement.

  (10.26) Second Amendment to the 1212 Arapaho Lease dated April 5, 1996 by and between Peerless Systems, Inc. and Aetna Life Insurance Company filed as Exhibit 10.26 to the Registration Statement.

  (10.27) Office/Showroom/Warehouse Lease Agreement dated April 5, 1996 by and between Peerless Systems, Inc. and Aetna Life Insurance Company filed as Exhibit 10.27 to the Registration Statement.

  (10.28) Lease Agreement (the "Plano Lease") dated August 17, 1994 by and between Peerless Systems, Inc. and Collin Creek Business Center Associates, Ltd. filed as Exhibit 10.28 to the Registration Statement.

  (10.29) First Amendment to the Plano Lease dated November 27, 1995 by and between Peerless Systems, Inc. and Collin Creek One Joint Venture filed as Exhibit 10.29 to the Registration Statement.

  (10.30) Value Added Reseller Agreement (the "VAR Agreement") dated March
          29, 1993 by and between the Company and NCR Corporation filed as
          Exhibit 10.30 to the Registration Statement.

  (10.31) CMD Addendum to VAR Agreement dated March 23, 1993 by and between the Company and NCR Corporation filed as Exhibit 10.31 to the Registration Statement.

  (10.32) Marketing & Sales Assistance Agreement dated November 2, 1995 by and between International Business Machines Corporation and Peerless Systems, Inc. filed as Exhibit 10.32 to the Registration Statement.

  (10.33) Business Partner Agreement dated February 15, 1995 by and between
          Peerless Systems, Inc. and International Business Machines Corporation filed as Exhibit 10.33 to the Registration Statement.

  (10.34) System Integrator Agreement effective January 1, 1994 by and between Peerless Systems, Inc. and Document Solutions Inc. filed as
          Exhibit 10.34 to the Registration Statement.

  (10.35) Resignation Agreement dated March 7, 1994 by and between Peerless
          Systems, Inc. and Harrell J. Stringer filed as Exhibit 10.35 to the Registration Statement.

  (10.36) Agreement Relating to Loan and Stock Pledge dated June 28, 1996 by and among the Company, North Dallas Bank & Trust Co. and Rodney L. Armstrong, Jr. filed as Exhibit 10.36 to the Registration Statement.

  (10.37) Resignation Agreement dated May 14, 1996 by and among the Company,
          Peerless Systems, Inc. and Michael S. Jones filed as Exhibit 10.37 to the Registration Statement.

  (10.38) Consent and Agreement dated July 8, 1996 by and among the Company,
          Harrell J. Stringer, Harrell J. Stringer Individual Retirement Account, Betty Stringer and Betty Stringer Individual Retirement Account filed as Exhibit 10.38 to the Registration Statement.

  (10.39) Letter of Credit effective October 18, 1995 established in favor of IBM Credit Corporation for the account of Peerless Systems, Inc. by State Street Bank and Trust Company filed as Exhibit 10.39 to the Registration Statement.

  (10.40) Employee Stock Purchase Plan filed as Exhibit 10.40 to the
          Registration Statement.

  (10.41) Amendment Number One to Consent and Agreement dated as of June 17,
          1996 by and among the Company, Peerless Systems, Inc., Peerless Systems CU Services, Inc., Peerless Recovery Services, Inc., Peerless Data Services, Inc., Rodney L. Armstrong, Jr., Kathleen M. Armstrong and State Street Bank and Trust Company filed as Exhibit
          10.41 to the Registration Statement.

  (10.42) First Amendment to Credit Agreement dated as of August 20, 1996 by and among the Company, Peerless Data Services, Inc., Peerless Systems, Inc., Peerless Systems CU Services, Inc., Peerless Recovery Services, Inc. and State Street Bank and Trust Company filed as Exhibit 10.42 to the Registration Statement.

  (10.43) Amendment Number One to Consent and Agreement dated July 18, 1996 by and among the Company, Harrell J. Stringer, Harrell J. Stringer Individual Retirement Account, Betty Stringer and Betty Stringer Individual Retirement Account filed as Exhibit 10.43 to the Registration Statement.

  (10.44) First Amendment to Agreement Relating to Loan and Stock Pledge dated September 4, 1996 by and among the Company, North Dallas Bank & Trust Co. and Rodney L. Armstrong, Jr. filed as Exhibit 10.44 to the Registration Statement.

  (10.45) Second Amendment to Credit Agreement dated as of January 15, 1997 by and among the Company, Peerless Data Services, Inc., Peerless Systems, Inc., Peerless Systems CU Services, Inc., Peerless Recovery Services, Inc. and State Street Bank and Trust Company (filed herewith).

  (10.46) First Amendment to Lease Agreement dated as of September 3, 1996 by and between Aetna Life Insurance Company and Peerless Systems, Inc. (filed herewith).

  (10.47) Peerless Group, Inc. 1997 Stock Option Plan (filed herewith).

  (10.48) Business Partner Agreement dated February 21, 1997 by and between
          Peerless Systems, Inc. and International Business Machines Corporation (filed herewith).

  (11.1)  Statement re computation of per share earnings (filed herewith).

  (21.1) Subsidiaries of the Company filed as Exhibit 21.1 to the Registration Statement.

  (27.1)  Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K:

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Peerless Group, Inc.


                                          By:  /s/ Rodney L. Armstrong, Jr.
                                              ---------------------------------
                                                   RODNEY L. ARMSTRONG, JR.
                                                  Chairman of the Board and
                                                   Chief Executive Officer

                                          Date:        March 24, 1997
                                                -------------------------------

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

    /s/ Rodney L. Armstrong, Jr.       Chairman of the          March 24, 1997
-------------------------------------   Board and Chief
      RODNEY L. ARMSTRONG, JR.          Executive Officer

         /s/ Gary J. Austin            President and            March 24, 1997
-------------------------------------   Director
           GARY J. AUSTIN

        /s/ Allen D. Fleener           Director                 March 24, 1997
-------------------------------------
          ALLEN D. FLEENER

        s/ William F. Dunbar           Director                 March 24, 1997
-------------------------------------
          WILLIAM F. DUNBAR

        /s/ David A. O'Connor          Director                 March 24, 1997
-------------------------------------
          DAVID A. O'CONNOR

          /s/ Jane C. Walsh            Director                 March 24, 1997
-------------------------------------
            JANE C. WALSH

        /s/ Douglas K. Hansen          Treasurer and            March 24, 1997
-------------------------------------  Controller
          DOUGLAS K. HANSEN            (Principal
                                       Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                   EXHIBIT
 -------                                 -------
  (2.2)  Plan of Merger dated as of June 17, 1996 by and between Peerless
         Group, Inc. (the "Company") and TPG Holdings, Inc. filed as Exhibit
         2.2 to the Company's Registration Statement on Form SB-2, filed
         October 3, 1996 (the "Registration Statement").
  (3.1)  Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Registration Statement.
  (3.2)  Bylaws of the Company filed as Exhibit 3.2 to the Registration
         Statement.
 (10.1)  Investment Agreement ("Investment Agreement") dated November 27, 1989 by and among the Company, Rodney L. Armstrong, Jr., Harrell J.
         Stringer, Kevin W. Marsh, Allied Investment Corporation, Allied
         Venture Partnership and Allied Investment Corporation II filed as
         Exhibit 10.1 to the Registration Statement.
 (10.2)  Amendment to Investment Agreement dated April 26, 1991 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer, Allied
         Investment Corporation, Allied Venture Partnership and Allied
         Investment Corporation II filed as Exhibit 10.2 to the Registration
         Statement.
 (10.3)  Second Amendment to Investment Agreement dated March 6, 1992 by and among the Company, Allied Investment Corporation, Allied Venture
         Partnership and Allied Investment Corporation II filed as Exhibit 10.3 to the Registration Statement.
 (10.4)  Third Amendment to Investment Agreement dated September 30, 1992 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer,
         Allied Investment Corporation and Allied Investment Corporation II
         filed as Exhibit 10.4 to the Registration Statement.
 (10.5)  Fourth Amendment to Investment Agreement dated March 3, 1993 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer,
         Allied Investment Corporation and Allied Capital Corporation II filed as Exhibit 10.5 to the Registration Statement.
 (10.6)  Fifth Amendment to Investment Agreement dated September 9, 1993 by and among the Company, Rodney L. Armstrong, Jr., Harrell J. Stringer,
         Allied Investment Corporation, Allied Investment Corporation II and
         Allied Venture Partnership filed as Exhibit 10.6 to the Registration
         Statement.
 (10.7)  Warrant Sale Agreement and Sixth Amendment to Investment Agreement
         dated November 3, 1993 by and among the Company, Rodney L. Armstrong,
         Jr., Harrell J. Stringer, Allied Investment Corporation, Allied
         Capital Corporation II and Allied Venture Partnership filed as Exhibit
         10.7 to the Registration Statement.
 (10.8)  Seventh Amendment to Investment Agreement dated September 26, 1994 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment
         Corporation and Allied Capital Corporation II filed as Exhibit 10.8 to the Registration Statement.
 (10.9)  Eighth Amendment to Investment Agreement dated December 20, 1994 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment
         Corporation, Allied Capital Corporation II and Allied Venture
         Partnership filed as Exhibit 10.9 to the Registration Statement.
 (10.10) Ninth Amendment to Investment Agreement dated on or about May 15, 1995 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment
         Corporation, Allied Capital Corporation and Allied Capital Corporation
         II filed as Exhibit 10.10 to the Registration Statement.
 (10.11) Tenth Amendment to Investment Agreement dated October 12, 1995 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment
         Corporation, Allied Capital Corporation and Allied Capital Corporation
         II filed as Exhibit 10.11 to the Registration Statement.

 EXHIBIT
   NO.                                   EXHIBIT
 -------                                 -------
 (10.12) Eleventh Amendment to Investment Agreement dated October 13, 1995 by and among the Company, Allied Investment Corporation, Allied Capital
         Corporation and Allied Capital Corporation II filed as Exhibit 10.12 to the Registration Statement.
 (10.13) Amended and Restated Consent and Agreement dated July 12, 1996 by and among the Company, Rodney L. Armstrong, Jr., Allied Investment
         Corporation, Allied Capital Corporation, Allied Capital Corporation II
         and Allied Venture Partnership filed as Exhibit 10.13 to the
         Registration Statement.
 (10.14) Credit Agreement dated as of October 12, 1995 by and among the
         Company, Peerless Systems, Inc., Peerless Systems CU Services, Inc.,
         Peerless Recovery Services, Inc. and State Street Bank and Trust
         Company filed as Exhibit 10.14 to the Registration Statement.
 (10.15) Consent and Agreement dated as of June 17, 1996 by and among the
         Company, Peerless Systems, Inc., Peerless Systems CU Services, Inc.,
         Peerless Recovery Services, Inc., Peerless Data Services, Inc., Rodney
         L. Armstrong, Jr., Kathleen M. Armstrong and State Street Bank and
         Trust Company filed as Exhibit 10.15 to the Registration Statement.
 (10.16) Warrant Agreement dated October 12, 1995 by and between the Company and State Street Bank and Trust Company filed as Exhibit 10.16 to the
         Registration Statement.
 (10.17) Common Stock Purchase Warrant, dated October 12, 1995 executed by the
         Company in favor of State Street Bank and Trust Company filed as
         Exhibit 10.17 to the Registration Statement.
 (10.18) Loan Agreement dated November 28, 1989 by and between the Company and
         Electronic Data Systems Corporation filed as Exhibit 10.18 to the
         Registration Statement.
 (10.19) First Amendment to Loan Agreement effective May 1, 1990 by and between the Company and Electronic Data Systems Corporation filed as Exhibit
         10.19 to the Registration Statement.
 (10.20) Amended and Restated Stock Option Plan of the Company effective
         October 1, 1990 filed as Exhibit 10.20 to the Registration Statement.
 (10.21) Form of Associate Agreement of the Company filed as Exhibit 10.21 to the Registration Statement.
 (10.22) Promissory Note dated October 1, 1993 executed by Rodney L. Armstrong,
         Jr., in favor of the Company filed as Exhibit 10.22 to the
         Registration Statement.
 (10.23) Security Agreement dated October 1, 1993 by and between the Company and Rodney L. Armstrong, Jr. filed as Exhibit 10.23 to the
         Registration Statement.
 (10.24) Office Lease Agreement (the "1212 Arapaho Lease") dated September 21,
         1992 by and between the Company and Aetna Life Insurance Company filed as Exhibit 10.24 to the Registration Statement.
 (10.25) First Amendment to the 1212 Arapaho Lease dated March 5, 1995 by and between Peerless Systems, Inc. and Aetna Life Insurance Company filed as Exhibit 10.25 to the Registration Statement.
 (10.26) Second Amendment to the 1212 Arapaho Lease dated April 5, 1996 by and between Peerless Systems, Inc. and Aetna Life Insurance Company filed as Exhibit 10.26 to the Registration Statement.
 (10.27) Office/Showroom/Warehouse Lease Agreement dated April 5, 1996 by and between Peerless Systems, Inc. and Aetna Life Insurance Company filed as Exhibit 10.27 to the Registration Statement.
 (10.28) Lease Agreement (the "Plano Lease") dated August 17, 1994 by and between Peerless Systems, Inc. and Collin Creek Business Center
         Associates, Ltd. filed as Exhibit 10.28 to the Registration Statement.
 (10.29) First Amendment to the Plano Lease dated November 27, 1995 by and between Peerless Systems, Inc. and Collin Creek One Joint Venture
         filed as Exhibit 10.29 to the Registration Statement.

 EXHIBIT
   NO.                                   EXHIBIT
 -------                                 -------
 (10.30) Value Added Reseller Agreement (the "VAR Agreement") dated March 29,
         1993 by and between the Company and NCR Corporation filed as Exhibit
         10.30 to the Registration Statement.
 (10.31) CMD Addendum to VAR Agreement dated March 23, 1993 by and between the
         Company and NCR Corporation filed as Exhibit 10.31 to the Registration
         Statement.
 (10.32) Marketing & Sales Assistance Agreement dated November 2, 1995 by and between International Business Machines Corporation and Peerless
         Systems, Inc. filed as Exhibit 10.32 to the Registration Statement.
 (10.33) Business Partner Agreement dated February 15, 1995 by and between
         Peerless Systems, Inc. and International Business Machines Corporation
         filed as Exhibit 10.33 to the Registration Statement.
 (10.34) System Integrator Agreement effective January 1, 1994 by and between
         Peerless Systems, Inc. and Document Solutions Inc. filed as Exhibit
         10.34 to the Registration Statement.
 (10.35) Resignation Agreement dated March 7, 1994 by and between Peerless
         Systems, Inc. and Harrell J. Stringer filed as Exhibit 10.35 to the
         Registration Statement.
 (10.36) Agreement Relating to Loan and Stock Pledge dated June 28, 1996 by and among the Company, North Dallas Bank & Trust Co. and Rodney L.
         Armstrong, Jr. filed as Exhibit 10.36 to the Registration
 (10.37) Resignation Agreement dated May 14, 1996 by and among the Company,
         Peerless Systems, Inc. and Michael S. Jones filed as Exhibit 10.37 to the Registration Statement.
 (10.38) Consent and Agreement dated July 8, 1996 by and among the Company,
         Harrell J. Stringer, Harrell J. Stringer Individual Retirement
         Account, Betty Stringer and Betty Stringer Individual Retirement
         Account filed as Exhibit 10.38 to the Registration Statement.
 (10.39) Letter of Credit effective October 18, 1995 established in favor of
         IBM Credit Corporation for the account of Peerless Systems, Inc. by
         State Street Bank and Trust Company filed as Exhibit 10.39 to the
         Registration Statement.
 (10.40) Employee Stock Purchase Plan filed as Exhibit 10.40 to the
         Registration Statement.
 (10.41) Amendment Number One to Consent and Agreement dated as of June 17,
         1996 by and among the Company, Peerless Systems, Inc., Peerless
         Systems CU Services, Inc., Peerless Recovery Services, Inc., Peerless
         Data Services, Inc., Rodney L. Armstrong, Jr., Kathleen M. Armstrong
         and State Street Bank and Trust Company filed as Exhibit 10.41 to the
         Registration Statement.
 (10.42) First Amendment to Credit Agreement dated as of August 20, 1996 by and among the Company, Peerless Data Services, Inc., Peerless Systems,
         Inc., Peerless Systems CU Services, Inc., Peerless Recovery Services,
         Inc. and State Street Bank and Trust Company filed as Exhibit 10.42 to the Registration Statement.
 (10.43) Amendment Number One to Consent and Agreement dated July 18, 1996 by and among the Company, Harrell J. Stringer, Harrell J. Stringer
         Individual Retirement Account, Betty Stringer and Betty Stringer
         Individual Retirement Account filed as Exhibit 10.43 to the
         Registration Statement.
 (10.44) First Amendment to Agreement Relating to Loan and Stock Pledge dated
         September 4, 1996 by and among the Company, North Dallas Bank & Trust
         Co. and Rodney L. Armstrong, Jr. filed as Exhibit 10.44 to the
         Registration Statement.
 (10.45) Second Amendment to Credit Agreement dated as of January 15, 1997 by and among the Company, Peerless Data Services, Inc., Peerless Systems,
         Inc., Peerless Systems CU Services, Inc., Peerless Recovery Services,
         Inc. and State Street Bank and Trust Company (filed herewith).
 (10.46) First Amendment to Lease Agreement dated as of September 3, 1996 by and between Aetna Life Insurance Company and Peerless Systems, Inc.
         (filed herewith).

 EXHIBIT
   NO.                                   EXHIBIT
 -------                                 -------
 (10.47) Peerless Group, Inc. 1997 Stock Option Plan (filed herewith).
 (10.48) Business Partner Agreement dated February 21, 1997 by and between
         Peerless Systems, Inc. and International Business Machines Corporation
         (filed herewith).
 (11.1)  Statement re computation of per share earnings (filed herewith).
 (21.1)  Subsidiaries of the Company filed as Exhibit 21.1 to the Registration
         Statement.
 (27.1)  Financial Data Schedule (filed herewith).