Form 10-Q
period 1997-03-31
PEERLESS GROUP INC
filed 1997-05-09
CIK 1017362

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      or


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

On April 30, 1997, there were 4,744,597 outstanding shares of Common Stock, $0.01 par value per share.

                              PEERLESS GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                           Page
PART I  -  FINANCIAL INFORMATION                                          Number
------     ---------------------------------------------------------------------

Item 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS
           March 31, 1997 and December 31, 1996                              1

           CONSOLIDATED STATEMENTS OF INCOME
           Three months ended March 31, 1997 and March 31, 1996              2

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three months ended March 31, 1997 and March 31, 1996              3

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        4

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     5

PART II -  OTHER INFORMATION
-------    -----------------

Item 2.    CHANGES IN SECURITIES                                             7

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               7

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  8

PART 1

ITEM 1.  FINANCIAL STATEMENTS

                              PEERLESS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     MARCH 31,    DECEMBER 31,
                                                       1997           1996
                                                    -----------   ------------
                                                    (UNAUDITED)
                   ASSETS
Current assets:
 Cash and cash equivalents...........................   $ 8,996        $ 8,378
 Trade accounts receivable...........................     4,154          5,712
 Prepaid expenses and other current assets...........       510            541
                                                        -------        -------
  Total current assets...............................    13,660         14,631
Computer and other equipment, at cost................     2,542          2,335
Less accumulated depreciation........................       708            589
                                                        -------        -------
                                                          1,834          1,746
Computer software, maintenance contracts, and other
 assets, net of accumulated  amortization of $1,611
 and $1,482 at March 31, 1997 and December 31, 1996,
 respectively........................................       843            982
                                                        -------        -------
  Total assets.......................................   $16,337        $17,359
                                                        =======        =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................   $ 2,083        $ 1,865
 Accrued liabilities.................................     1,548          1,041
 Sales tax payable...................................       333            568
 Unearned software and hardware revenues.............     1,029          2,006
 Unearned maintenance revenues.......................     4,504          5,567
                                                        -------        -------
  Total current liabilities..........................     9,497         11,047

Commitments
Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares--5,000
  Issued shares--none
 Common stock, $.01 par value:
  Authorized shares--10,000
  Issued shares--4,718 and 4,598 at
  March 31, 1997 and December 31, 1996,
  respectively.......................................        47             46
 Additional paid-in capital..........................     7,875          7,720
 Accumulated deficit.................................      (760)        (1,254)
 Treasury stock, at cost --22 and 1 at
  March 31, 1997 and December 31, 1996,
  respectively.......................................      (134)            (1)
 Unearned compensation...............................      (188)          (199)
                                                        -------        -------

  Total stockholders' equity.........................     6,840          6,312
                                                        -------        -------
  Total liabilities and stockholders' equity.........   $16,337        $17,359
                                                        =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Revenues:
  Software license and installation fees..................   $2,788    $1,925
  Hardware and equipment sales............................    2,886     2,115
  Maintenance, service and processing fees................    1,877     1,419
                                                             ------    ------
     Total revenues.......................................    7,551     5,459
Cost of revenues:
  Cost of software license and installation fees..........    1,112       798
  Cost of hardware and equipment sales....................    2,096     1,634
  Cost of maintenance, service and processing fees........    1,478     1,129
                                                             ------    ------
     Total cost of revenues...............................    4,686     3,561
                                                             ------    ------
Gross margin..............................................    2,865     1,898
Operating costs and expenses:
  Research and development................................      483       414
  Selling and marketing...................................    1,007       737
  General and administrative..............................      712       378
                                                             ------    ------
     Total operating costs and expenses...................    2,202     1,529
                                                             ------    ------
Income from operations....................................      663       369
Other income (expense):
  Interest expense........................................       (5)     (165)
  Interest income.........................................      136        32
                                                             ------    ------
  Total other income (expense)............................      131      (133)
                                                             ------    ------
Income before income taxes................................      794       236
Provision for income taxes................................      300        35
                                                             ------    ------
Net income................................................   $  494    $  201
                                                             ======    ======
Net income per common and common equivalent share.........   $ 0.10    $ 0.05
                                                             ======    ======
Shares used in computing net income per
 common and common equivalent share.......................    5,144     3,716

     See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
OPERATING ACTIVITIES
Net income...............................................   $   494   $   201
Adjustments to reconcile net income to  net cash
 provided by operating activities:
  Depreciation and amortization..........................       269       145
  Compensation expense...................................        19        16
  Changes in operating assets and liabilities:
     Trade accounts receivable...........................     1,558     1,710
     Prepaid expenses and other current assets...........        31         4
     Accounts payable and accrued liabilities............       489      (242)
     Unearned software and hardware revenues.............      (977)     (297)
     Unearned maintenance revenues.......................    (1,063)   (1,043)
                                                            -------   -------
Net cash provided by operating activities................       820       494

INVESTING ACTIVITIES
Additions to computer and other equipment................      (217)     (123)
Other....................................................        --       (40)
                                                            -------   -------
Net cash used in investing activities....................      (217)     (163)

FINANCING ACTIVITIES
Payments on borrowings...................................        --      (494)
Issuance of common stock.................................        15        --
Other....................................................        --        20
                                                            -------   -------
Net cash provided by (used in) financing activities......        15      (474)
                                                            -------   -------
Net increase (decrease) in cash and cash equivalents.....       618      (143)
Cash and cash equivalents at beginning of period.........     8,378     1,394
                                                            -------   -------
Cash and cash equivalents at end of period...............   $ 8,996   $ 1,251
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

BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Peerless Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

  The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances are eliminated.

2.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 of $0.01 and $0.05 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Revenues. Revenues for the three months ended March 31, 1997 increased $2.1 million, or 38.3%, over the corresponding period of the previous year. This increase was primarily a result of a higher number of installations of Peerless21 in larger community banks. Installations of Peerless21 contributed $1.8 million in software license and installation fees, as well as additional software license fees and hardware revenues associated with the shipment and installation of ancillary products, compared to $0.8 million in the corresponding period of the previous year. Revenue gains associated with Peerless21 were partially offset by lower shipments and installations of check and statement imaging systems. Check and statement imaging systems accounted for 10.9% of total revenues during the three months ended March 31, 1997 as compared to 31.1% for the corresponding period in 1996.

  Gross Margin. Gross margin for the three months ended March 31, 1997 increased to 37.9% of total revenues from 34.8% for the corresponding prior year period. Gross margin percentages improved in each revenue category, the most significant being an increase of 4.7% in the gross margin percentage on hardware and equipment sales due to fewer shipments of imaging systems, which have lower hardware margins. Additionally, gross margin was positively impacted by an increase in the revenues from software license and installation fees relative to total revenues, as these products contribute a higher margin content than other products and services.

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

  Research and Development. Research and development expenses for the three months ended March 31, 1997 increased $69,000, or 16.7%, over the corresponding period of the previous year. As a percentage of total revenues, research and development expenses decreased to 6.4% from 7.6% in the corresponding prior year period.

  Selling and Marketing. Selling and marketing expenses for the three months ended March 31, 1997 increased $270,000, or 36.6%, over the corresponding period of the previous year. This increase primarily resulted from an increase in the number of employees in sales and marketing to support increased revenues. This increase is consistent with the increase in total revenues, as selling and marketing expenses as a percentage of total revenues decreased slightly, to 13.3% from 13.5%.

  General and Administrative. General and administrative expenses for the three months ended March 31, 1997 increased $334,000, or 88.4%, over the corresponding period of the previous year. This increase is primarily attributable to the additional costs associated with being a publicly reporting entity. Such costs include additional professional fees, insurance and stockholder related costs. As a percentage of total revenues, general and administrative expenses increased to 9.4% from 6.9% in the corresponding period in 1996.

  Interest Expense. Interest expense for the three months ended March 31, 1997 decreased $160,000 from the corresponding prior year period. This decrease was a result of the repayment of all outstanding debt subsequent to the initial public offering on October 3, 1996.

  Provision for Income Taxes. The Company's provision for income taxes for the three month period ended March 31, 1996 included the Alternative Minimum Tax under the Internal Revenue Code of 1986, as amended, and state income taxes. The majority of remaining net operating loss carryforwards were utilized in 1996; therefore, the effective tax rate increased to 37.8% for the three month period ended March 31, 1997, from 14.8% for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents at March 31, 1997 were $9.0 million, an increase of $0.6 million over the balance at December 31, 1996. During the three months ended March 31, 1997, net cash provided by operating activities was $0.8 million and $0.2 million was used for capital expenditures, compared to net cash provided by operating activities of $0.5 million and cash used for capital expenditures of $0.1 million during the corresponding period of the previous year.

  The Company has a $2.5 million line of credit (the "Credit Agreement") with State Street Bank and Trust ("State Street") that expires on February 1, 1999. Borrowings under the Credit Agreement bear interest at State Street's prime rate (8.50% at March 31, 1997) plus 1/2% and are secured by the assets and stock of the Company's wholly owned subsidiaries. Amounts available under the Credit Agreement are reduced by the value of outstanding letters of credit issued by State Street on behalf of the Company. As of March 31, 1997, no amounts were outstanding under the Credit Agreement, and State Street had issued a letter of credit with a value of $600,000 on behalf of the Company.

  The Company believes that its cash and cash equivalents at March 31, 1997, amounts available under the Credit Agreement and operating cash flows will be sufficient to meet its anticipated capital expenditure requirements at least through the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. The impact of the implementation of this standard is discussed in Note 2 of the Notes to Consolidated Financial Statements.

PART II

ITEM 2.  CHANGES IN SECURITIES

During the three months ended March 31, 1997, the Company sold shares of Common Stock to its employees for nominal per share cash consideration as bonuses in lieu of cash compensation. These issuances were made in the following amount and on the following date for the consideration described:


                 NUMBER OF  NUMBER OF    AGGREGATE
 DATE OF SALE     SHARES    EMPLOYEES  CONSIDERATION
---------------  ---------  ---------  -------------

March 3, 1997        1,675         58        $167.50

The sales of such Common Stock described in the preceding table were made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act") or are not considered sales of securities under Section 5 of the Securities Act.

In February, 1997, the Company issued 120,000 shares of its Common Stock upon the exercise of stock options by certain employees and a director of the Company. The aggregate exercise price was paid by these individuals through the delivery of 22,560 shares of the Company's Common Stock having a value of $6.25 per share and the payment of $15,000 in cash. The issuance of stock to these individuals was made pursuant to exemptions from registration under Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders of Peerless Group, Inc. was held on April 22, 1997, for the following purposes and with the results of matters voted upon indicated:

     (1) To elect two persons to serve as Class I directors until the 2000 Annual Meeting of Stockholders and until their successors are elected. Management's nominees for director, both incumbents, were elected as follows:

                                         For     Withheld
                                      ---------  --------

          Rodney L. Armstrong, Jr.    4,091,784     9,630
          Gary J. Austin              4,091,784     9,630

     (2) To approve the Peerless Group, Inc. 1997 Stock Option Plan, which was approved as follows:

                                              Broker
             For        Against   Abstain   Non-Votes
           ---------    -------   -------   ---------

           2,863,638    300,110    17,165     920,501

     (3) To approve the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1997. This appointment was approved as follows:


             For        Against   Abstain
           ---------    -------   -------

           4,061,774     33,400     6,240

  Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations as listed in the Proxy Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Except as otherwise specifically noted, the following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

     3.1 Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Registration Statement No. 333-5058-D on Form SB-2, declared effective October 3, 1996 (the "Registration Statement").

     3.2  Bylaws of the Company filed as Exhibit 3.2 to the Registration
          Statement.

     11.1 Statement re: computation of net income per share (filed herewith).

     27.1 Financial Data Schedule (filed herewith).

(B)  REPORTS ON FORM 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEERLESS GROUP, INC.



                                    By:  /s/ Rodney L. Armstrong, Jr.
                                         ----------------------------

                                          Rodney L. Armstrong, Jr.
                                        Chairman of the Board and Chief
                                              Executive Officer
                                         (Principal Financial Officer)




                                    By:  /s/ Douglas K. Hansen
                                         ----------------------------

                                          Douglas K. Hansen
                                        Treasurer and Controller
                                     (Principal Accounting Officer)



Date:  May 9, 1997

                                 EXHIBIT INDEX
                                 -------------


   Exhibit
     No.                      Description
--------------------------------------------------------------------------------
    11.1               Statement re computation of net income per share

    27.1               Financial Data Schedule