Form 10-Q
period 1997-06-30
PEERLESS GROUP INC
filed 1997-08-13
CIK 1017362

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      or


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

On August 1, 1997, there were 4,766,142 outstanding shares of Common Stock, $0.01 par value per share.

                              PEERLESS GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                          Page
PART I   -  FINANCIAL INFORMATION                                        Number
------      -------------------------------------------------------------------

Item 1.     FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS
            June 30, 1997 and December 31, 1996                              1

            CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and six months ended June 30, 1997 and June 30, 1996       2

            CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six months ended June 30, 1997 and June 30, 1996                 3

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       4

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    5


PART II  -  OTHER INFORMATION
-------     -----------------


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 8

PART 1


ITEM 1.  FINANCIAL STATEMENTS

                             PEERLESS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                           JUNE 30,    DECEMBER 31,
                                             1997          1996
                                          -----------  ------------
                 ASSETS                   (UNAUDITED)

Current assets:
 Cash and cash equivalents.................. $ 3,160        $ 8,378
 Trade accounts receivable..................   4,126          5,712
 Unbilled trade accounts receivable.........   1,156              -
 Prepaid expenses and other current
  assets....................................     800            541
                                             -------        -------
  Total current assets......................   9,242         14,631
Computer and other equipment, at cost.......   3,522          2,335
Less accumulated depreciation...............     764            589
                                             -------        -------
                                               2,758          1,746
Computer software, maintenance
 contracts, and other assets, net of
 accumulated amortization of $282 and
  $1,482 at June 30, 1997 and December
  31, 1996, respectively....................   1,012            982
Investment in preferred stock, at cost......   2,500              -
                                             -------        -------
  Total assets.............................. $15,512        $17,359
                                             =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable........................... $ 2,190        $ 1,865
 Accrued liabilities........................   1,550          1,041
 Sales tax payable..........................     400            568
 Unearned revenues..........................   3,923          7,573
                                             -------        -------
  Total current liabilities.................   8,063         11,047

Commitments
Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares--5,000
  Issued shares--none
 Common stock, $.01 par value:
  Authorized shares--10,000
  Issued shares--4,766 and 4,598 at
   June 30, 1997 and December 31, 1996,
   respectively.............................      48             46
 Additional paid-in capital.................   7,966          7,720
 Accumulated deficit........................    (217)        (1,254)
 Treasury stock, at cost--29 and 1 at
  June 30, 1997 and December 31, 1996,
  respectively..............................    (184)            (1)
 Unearned compensation......................    (164)          (199)
                                             -------        -------
  Total stockholders' equity................   7,449          6,312
                                             -------        -------
  Total liabilities and stockholders'
   equity................................... $15,512        $17,359
                                             =======        =======

     See accompanying notes to unaudited consolidated financial statements.

                             PEERLESS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                          ------------------  ----------------
                                            1997      1996     1997      1996
                                          -------    -------  ------   -------

Revenues:
  Software license and installation
   fees................................... $3,254    $2,716   $ 6,042   $ 4,641
  Hardware and equipment sales............  3,408     2,737     6,294     4,852
  Maintenance, service and processing
   fees...................................  2,046     1,528     3,923     2,947
                                           ------    ------   -------   -------
     Total revenues.......................  8,708     6,981    16,259    12,440
                                           ------    ------   -------   -------
Cost of revenues:
  Cost of hardware and equipment sales....  2,683     2,027     4,779     3,661
  Cost of maintenance and services........  3,231     2,271     5,821     4,198
                                           ------    ------   -------   -------
     Total cost of revenues...............  5,914     4,298    10,600     7,859
                                           ------    ------   -------   -------
Gross margin..............................  2,794     2,683     5,659     4,581
Operating costs and expenses:
  Research and development................    524       426     1,007       840
  Selling and marketing...................    892       798     1,899     1,535
  General and administrative..............    599       335     1,311       713
  Severance charge........................      -       341         -       341
                                           ------    ------   -------   -------
     Total operating costs and expenses...  2,015     1,900     4,217     3,429
                                           ------    ------   -------   -------
Income from operations....................    779       783     1,442     1,152
Other income (expense):
  Interest expense........................     (5)     (164)      (10)     (329)
  Interest income.........................     95        25       231        57
                                           ------    ------   -------   -------
     Total other income (expense).........     90      (139)      221      (272)
                                           ------    ------   -------   -------
Income before income taxes................    869       644     1,663       880
Provision for income taxes................    326        44       626        79
                                           ------    ------   -------   -------
Net income................................ $  543    $  600   $ 1,037   $   801
                                           ======    ======   =======   =======
Net income per common and common
 equivalent share......................... $ 0.11    $ 0.16   $  0.20   $  0.21
                                           ======    ======   =======   =======
Shares used in computing net income per
 common and common equivalent share.......  5,161     3,757     5,150     3,740


    See accompanying notes to unaudited consolidated financial statements.

                             PEERLESS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                          -----------------
                                            1997      1996
                                          -------   -------
OPERATING ACTIVITIES
Net income............................... $ 1,037   $   801
Adjustments to reconcile net income to
 net cash provided by
 (used in) operating activities:
  Depreciation and amortization..........     525       334
  Compensation expense...................      42       326
  Changes in operating assets and
   liabilities:
     Trade accounts receivable...........   1,586     1,628
     Unbilled trade accounts receivable..  (1,156)        -
     Prepaid expenses and other current
      assets.............................    (259)      (43)
     Accounts payable and accrued
      liabilities........................     666       455
     Unearned revenues...................  (3,650)   (3,007)
                                          -------   -------
Net cash provided by (used in)
 operating activities....................  (1,209)      494

INVESTING ACTIVITIES
Additions to computer and other
 equipment...............................  (1,439)     (264)
Investment in preferred stock............  (2,500)        -
Other....................................    (120)      (50)
                                          -------   -------
Net cash used in investing activities....  (4,059)     (314)

FINANCING ACTIVITIES
Note receivable from officer.............       -       271
Payments on borrowings...................       -      (494)
Issuance of common stock.................     108        14
Purchase of treasury stock...............     (50)       (7)
Other....................................      (8)       20
                                          -------   -------
Net cash provided by (used in)
 financing activities....................      50      (196)
                                          -------   -------

Net decrease in cash and cash
 equivalents.............................  (5,218)      (16)
Cash and cash equivalents at beginning
 of period...............................   8,378     1,394
                                          -------   -------
Cash and cash equivalents at end of
 period.................................. $ 3,160   $ 1,378
                                          =======   =======

     See accompanying notes to unaudited consolidated financial statements.

                             PEERLESS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE COMPANY

  Peerless Group, Inc. (the "Company") designs, develops, installs and supports integrated information systems, including proprietary computer software and third-party software and hardware, for community banks and credit unions. The Company was incorporated in 1989 when a group of management executives from Electronic Data Systems Corporation ("EDS") purchased EDS's turnkey community bank data processing systems division, which EDS had acquired in 1980. In 1992, the Company acquired and began offering a credit union information software system. In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21/R/, the Company's flagship banking product. In September 1996, the Company began an outsourcing service bureau. On October 3, 1996, the Company completed an initial public offering of its Common Stock, resulting in the issuance of 2,440,000 shares and net proceeds to the Company of approximately $10.1 million.

BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Peerless Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

  The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Statement No. 128 requires a basic earnings per share calculation which excludes the dilutive effect of stock options and warrants. Basic earnings per share for the three and six month periods ended June 30, 1997 and June 30, 1996 are as follows:

Three months ended June 30, 1997..$0.11  Three months ended June 30, 1996..$0.29
Six months ended June 30, 1997....$0.22  Six months ended June 30, 1996....$0.39

The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

3.  INVESTMENT IN PREFERRED STOCK

  In May of 1997 the Company purchased 25,000 shares of the preferred stock of Online Resources & Communications Corporation ("Online"), a private electronic financial services company, for $2.5 million. This preferred stock is convertible into approximately 833,000 shares of Online's common stock. The Company also received warrants to purchase approximately 333,000 shares of Online's common stock at $3.00 per share.

4.  COMMITMENTS

  In May of 1997 the Company entered into an agreement to lease a building and certain real property for fifteen years. This operating lease requires monthly base rent payments of approximately $84,000 plus operating expenses and taxes, with the monthly base rent amount escalating every five years during the lease term. The lease is expected to commence in the first quarter of 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Revenues. Revenues for the three months ended June 30, 1997 increased $1.7 million, or 24.7%, over the corresponding period of the previous year. This increase was primarily a result of a higher number of shipments of check and statement imaging systems during the period. Check and statement imaging systems contributed $3.3 million, or 37.5%, to revenues during the period, as compared to $1.7 million, or 24.7%, of revenues during the three months ended June 30, 1996. Revenue increases associated with check and statement imaging systems were partially offset by lower revenues from installations of Peerless21. Revenues from Peerless21 decreased to $0.9 million during the three months ended June 30, 1997, from $1.3 million in the corresponding period in 1996. This decrease was due primarily to the smaller size of the Peerless21 installations during the three months ended June 30, 1997.

  Revenues for the six months ended June 30, 1997 increased $3.8 million, or 30.7% over the corresponding period in 1996. This increase was attributable to strong revenues from installations of Peerless21 in the first quarter and shipments of check and statement imaging systems in the second quarter. Peerless21 revenues increased $0.7 million, or 35.5% and check and statement imaging system revenues increased $0.7 million, or 19.6% over the comparable prior year period. Additionally, revenues from sales of hardware (excluding check and statement imaging hardware) increased by $0.9 million.

  Gross Margin. Gross margin for the three months ended June 30, 1997 decreased to 32.1% of total revenues from 38.4% for the corresponding prior year period. For the six months ended June 30, 1997, gross margin decreased to 34.8% of total revenues from 36.8% for the corresponding prior year period. Increased shipments of check and statement imaging systems, which have lower margins than other Company products, and continuing investment in the Company's service bureau contributed to the lower margins for both periods.

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

  Research and Development. Research and development expenses for the three and six months ended June 30, 1997 increased $98,000, or 23.0%, and $167,000, or 19.9%, respectively, over the corresponding periods of the previous year. These expenses have increased as a result of the Company's focus on product upgrades that will complete the Millennium 2000 solution and provide its customers with the most current technology.

  Selling and Marketing. Selling and marketing expenses for the three and six months ended June 30, 1997 decreased to 10.2% and 11.7%, respectively, of total revenues from 11.4% and 12.3%, respectively, for the comparable prior periods. These decreases are due to cost control initiatives undertaken by management in the second quarter of 1997.

  General and Administrative. General and administrative expenses for the three and six months ended June 30, 1997 increased to 6.9% and 8.1%, respectively, of total revenues from 4.8% and 5.7%, respectively, for the corresponding periods of the previous year. These increases are primarily attributable to the additional costs associated with being a public reporting entity. Such costs include additional professional fees, insurance and stockholder related costs.

  Interest Expense. Interest expense for the three and six months ended June 30, 1997 decreased $159,000 and $319,000, respectively, from the corresponding prior year periods. This decrease was a result of the repayment of all outstanding debt subsequent to the Company's initial public offering on October 3, 1996.

  Interest Income. Interest income for the three and six months ended June 30, 1997 increased $70,000 and $174,000, respectively, from the corresponding prior year periods. This increase was a result of the investment of cash obtained in the Company's initial public offering on October 3, 1996.

  Provision for Income Taxes. The Company's provision for income taxes for the three and six month periods ended June 30, 1996 included the Alternative Minimum Tax under the Internal Revenue Code of 1986, as amended, and state income taxes. The majority of the Company's net operating loss carryforwards were utilized in late 1996; therefore, the effective tax rates increased to 37.5% and 37.6%, respectively, for the three and six month periods ended June 30, 1997, from 6.8% and 9.0%, respectively, for the corresponding prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents at June 30, 1997 were $3.2 million, a decrease of $5.2 million from the balance at December 31, 1996. Net cash used in operating activities was $1.2 million for the six months ended June 30, 1997, compared to net cash provided by operating activities of $0.5 million for the comparable prior year period. The decrease in the cash provided from operating activities from the prior year period was due to an additional decrease in unearned revenues of $0.6 million and to a lesser reduction in trade accounts receivable of $1.2 million. Capital expenditures for the six months ended June 30, 1997 were $1.4 million compared to $0.3 million during the corresponding period of the previous year. This increase was due primarily to investments made in the Company's service bureau operations, including the addition of the Southeast Texas processing center. Additionally, the Company invested $2.5 million in the preferred stock of Online Resources & Communications Corporation, a private electronic financial services company, during the six months ended June 30, 1997. This investment will give the Company the ability to expand its electronic banking services, including Internet banking and bill payment, to its bank and credit union customers.

  The Company has a $2.5 million line of credit (the "Credit Agreement") with State Street Bank and Trust ("State Street") that expires on February 1, 1999. Borrowings under the Credit Agreement bear interest at State Street's prime rate (8.50% at June 30, 1997) plus 1/2% and are secured by the assets and stock of the Company's wholly owned subsidiaries. Amounts available under the Credit Agreement are reduced by the value of outstanding letters of credit issued by State Street on behalf of the Company. As of June 30, 1997, no amounts were outstanding under the Credit Agreement, and State Street had issued a letter of credit with a value of $600,000 on behalf of the Company.

  The Company believes that its cash and cash equivalents at June 30, 1997, amounts available under the Credit Agreement and operating cash flows will be sufficient to meet its anticipated capital expenditure requirements at least through the next twelve months.

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

     11.1 Statement re: computation of per share earnings (filed herewith).

     27.1 Financial Data Schedule (filed herewith).

(B)  REPORTS ON FORM 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEERLESS GROUP, INC.



                                    By:  /s/ Rodney L. Armstrong, Jr.
                                         --------------------------------

                                            Rodney L. Armstrong, Jr.
                                         Chairman of the Board and Chief
                                              Executive Officer
                                          (Principal Financial Officer)




                                    By:  /s/ Douglas K. Hansen
                                         --------------------------------

                                                Douglas K. Hansen
                                            Treasurer and Controller
                                         (Principal Accounting Officer)



Date:  August 12, 1997

                                 EXHIBIT INDEX
                                 -------------


   Exhibit
     No.                      Description
--------------------------------------------------------------------------------

  11.1              Statement re computation of net income per share

  27.1              Financial Data Schedule