Form 10-Q
period 1997-09-30
PEERLESS GROUP INC
filed 1997-11-13
CIK 1017362

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      or


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

                            1212 East Arapaho Road
                            Richardson, Texas 75081
                                (972) 497-5500
              (Address, including zip code, and telephone number,
         including area code, of issuerOs principal executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes X    No
                                                                 ---     ---

On October 31, 1997, there were 4,694,891 outstanding shares of Common Stock, $0.01 par value per share.

                             PEERLESS GROUP, INC.
                              INDEX TO FORM 10-Q


                                                                                            Page
PART I  -  FINANCIAL INFORMATION                                                           Number
------     ---------------------                                                           ------

Item 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS
           September 30, 1997 and December 31, 1996                                        1

           CONSOLIDATED STATEMENTS OF INCOME
           Three and nine months ended September 30, 1997 and September 30, 1996           2

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine months ended September 30, 1997 and September 30, 1996                     3

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                      4

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   5

PART II -  OTHER INFORMATION
-------    -----------------


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                8


PART 1


Item 1.  Financial Statements

                             PEERLESS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                              September 30,        December 31,
                                                                                  1997                1996
                                                                              ------------        ------------
                                    ASSETS                                     (Unaudited)
Current assets:
 Cash and cash equivalents................................................... $      1,471        $      8,378
 Trade accounts receivable...................................................        4,691               5,712
 Prepaid expenses and other current assets...................................          919                 541
                                                                              ------------        ------------
  Total current assets.......................................................        7,081              14,631
Computer and other equipment, at cost........................................        4,220               2,335
Less accumulated depreciation................................................          969                 589
                                                                              ------------        ------------
                                                                                     3,251               1,746
Computer software, maintenance contracts, and other assets, net of accumulated amortization of $339 and $1,482 at September 30, 1997 and December 31, 1996,
  respectively...............................................................          955                 982

Investment in preferred stock, at cost.......................................        2,500                   -
                                                                              ------------        ------------
  Total assets...............................................................      $13,787             $17,359
                                                                              ============        ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable............................................................ $      1,260        $      1,865
 Accrued liabilities.........................................................          967               1,041
 Sales tax payable...........................................................          358                 568
 Unearned revenues...........................................................        3,443               7,573
                                                                              ------------        ------------
  Total current liabilities..................................................        6,028              11,047


Commitments
Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares--5,000
  Issued shares--none
 Common stock, $.01 par value:
  Authorized shares--10,000
  Issued shares--4,766 and 4,598 at September 30, 1997 and December 31,
    1996, respectively.......................................................           48                  46
 Additional paid-in capital..................................................        7,954               7,720
 Retained earnings (deficit).................................................          213              (1,254)
 Treasury stock, at cost--60 and 1 shares at September 30, 1997 and
  December 31, 1996, respectively............................................         (317)                 (1)
 Unearned compensation.......................................................         (139)               (199)
                                                                              ------------        ------------
  Total stockholders' equity.................................................        7,759               6,312
                                                                              ------------        ------------
  Total liabilities and stockholders' equity................................. $     13,787        $     17,359
                                                                              ============        ============

    See accompanying notes to unaudited consolidated financial statements.

                             PEERLESS GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                       September 30,
                                                             --------------------------------    --------------------------------
                                                                   1997              1996              1997              1996
                                                             --------------    --------------    --------------    --------------

Revenues:
  Software license and installation fees................     $        1,999    $        2,689    $        8,041    $        7,330
  Hardware and equipment sales..........................              1,664             2,514             7,958             7,366
  Maintenance, service and processing fees..............              2,216             1,540             6,139             4,487
                                                             --------------    --------------    --------------    --------------
     Total revenues.....................................              5,879             6,743            22,138            19,183
Cost of revenues:
  Cost of hardware and equipment sales..................              1,273             1,885             6,052             5,546
  Cost of maintenance and services......................              2,676             2,246             8,497             6,444
                                                             --------------    --------------    --------------    --------------
     Total cost of revenues.............................              3,949             4,131            14,549            11,990
                                                             --------------    --------------    --------------    --------------
Gross margin............................................              1,930             2,612             7,589             7,193
Operating costs and expenses:
  Research and development..............................                523               392             1,530             1,232
  Selling and marketing.................................                802               971             2,701             2,506
  General and administrative............................                419               357             1,730             1,070
  Severance charge......................................                  -                 -                 -               341
                                                             --------------    --------------    --------------    --------------
     Total operating costs and expenses.................              1,744             1,720             5,961             5,149
                                                             --------------    --------------    --------------    --------------
Income from operations..................................                186               892             1,628             2,044
Other income (expense):
  Interest expense......................................                 (6)             (156)              (16)             (485)
  Interest income.......................................                 32                13               263                70
                                                             --------------    --------------    --------------    --------------
     Total other income (expense).......................                 26              (143)              247              (415)
                                                             --------------    --------------    --------------    --------------
Income before income taxes..............................                212               749             1,875             1,629
Income tax expense (benefit)............................               (218)              106               408               185
                                                             --------------    --------------    --------------    --------------

Net income..............................................     $          430    $          643    $        1,467    $        1,444
                                                             ==============    ==============    ==============    ==============
Net income per common and common equivalent share.......     $         0.08    $         0.17    $         0.28    $         0.38
                                                             ==============    ==============    ==============    ==============
Shares used in computing net income per common and
      common equivalent share...........................              5,147             3,742             5,151             3,707

    See accompanying notes to unaudited consolidated financial statements.

                             PEERLESS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                ----------------------------
                                                                                     1997            1996
                                                                                ------------    ------------

Operating Activities
Net income.................................................................     $      1,467    $      1,444
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization............................................              787             517
  Compensation expense.....................................................               63             347
  Changes in operating assets and liabilities:
     Trade accounts receivable.............................................            1,021           1,632
     Prepaid expenses and other current assets.............................             (378)           (140)
     Accounts payable and accrued liabilities..............................             (700)            537
     Unearned revenues.....................................................           (4,130)         (4,027)
                                                                                ------------    ------------
Net cash provided by (used in) operating activities........................           (1,870)            310

INVESTING ACTIVITIES
Additions to computer and other equipment..................................           (2,136)           (626)
Investment in preferred stock..............................................           (2,500)              -
Other .....................................................................             (120)            (50)
                                                                                ------------    ------------
Net cash used in investing activities......................................           (4,756)           (676)

Financing Activities
Note receivable from officer...............................................                -             271
Payments on borrowings.....................................................                -            (494)
Issuance of common stock...................................................              107              17
Purchase of treasury stock.................................................             (380)             (7)
Other......................................................................               (8)             20
                                                                                ------------    ------------
Net cash used in financing activities......................................             (281)           (193)
                                                                                ------------    ------------

Net decrease in cash and cash equivalents..................................           (6,907)           (559)
Cash and cash equivalents at beginning of period...........................            8,378           1,394
                                                                                ------------    ------------
Cash and cash equivalents at end of period.................................     $      1,471    $        835
                                                                                ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                             PEERLESS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE COMPANY

    Peerless Group, Inc. (the "Company") designs, develops, installs and supports integrated information systems, including proprietary computer software and third-party software and hardware, for community banks and credit unions. The Company was incorporated in 1989 when a group of management executives from Electronic Data Systems Corporation ("EDS") purchased EDS's turnkey community bank data processing systems division, which EDS had acquired in 1980. In 1992, the Company acquired and began offering a credit union information software system. In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21 (registered), the Company's flagship banking product. In September 1996, the Company began an outsourcing service bureau. On October 3, 1996, the Company completed an initial public offering of its Common Stock, resulting in the issuance of 2,440,000 shares and net proceeds to the Company of approximately $10.1 million.

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Peerless Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

    The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  INCOME TAXES

    During the three months ended September 30, 1997, the Company identified research and development tax credits totaling approximately $500,000. As a result, the estimated effective tax rate for the fiscal year was lowered to 21.8%, and a net tax benefit of $218,000 was recorded for the three months ended September 30, 1997.

3.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Statement No. 128 requires a basic earnings per share calculation which excludes the dilutive effect of stock options and warrants. Basic earnings per share for the three and nine month periods ended September 30, 1997 and September 30, 1996 are as follows:

Three months ended September 30:
  1997..........$0.09  1996.........$0.26
Nine months ended September 30:
  1997..........$0.31  1996.........$0.65

The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

4.  INVESTMENT IN PREFERRED STOCK

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

5.  COMMITMENTS

    In May of 1997 the Company entered into an agreement to lease a building and certain real property for fifteen years. This operating lease requires monthly base rent payments of approximately $84,000 plus operating expenses and taxes, with the monthly base rent amount escalating every five years during the lease term. The lease is expected to commence in the second quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Revenues. Revenues for the three months ended September 30, 1997 decreased $864,000, or 12.8%, from the corresponding period of the previous year. Increases in revenues from shipments of check and statement imaging systems and from the Company's outsourcing service bureau were offset by decreases in revenues from implementations of Peerless21 and in revenues from hardware shipments. For the quarter, revenues from the shipments of check and statement imaging systems increased 66.0% to $1.1 million, while revenues from outsourcing services increased $0.4 million from the corresponding prior year period. Conversely, revenues from implementations of Peerless21 decreased 50.7% to $0.8 million and hardware shipments (excluding imaging hardware) decreased 51.8% to $1.0 million during the quarter as compared to the corresponding period in the previous year. The decrease in the revenues from implementations of Peerless21 is primarily due to the smaller size of the implementations in the three months ended September 30, 1997.

    Revenues for the nine months ended September 30, 1997 increased $3.0 million, or 15.4% over the corresponding period in 1996. Revenues from check and statement imaging systems and from maintenance, service and processing fees contributed most significantly to the increase. Increases from these sources were $1.1 million and $1.7 million, respectively, in the nine month period as compared to the corresponding prior year period.

  Gross Margin. Gross margin for the three months ended September 30, 1997 decreased to 32.8% of total revenues from 38.7% for the corresponding prior year period. For the nine months ended September 30, 1997, gross margin decreased to 34.3% of total revenues from 37.5% for the corresponding prior year period. Increased shipments of check and statement imaging systems, which have lower margins than other Company products, and continuing investment in the Company's service bureau contributed to the lower margins for both periods. Excluding the service bureau component, gross margin for the three and nine months ended September 31, 1997 is 36.0% and 36.5%, respectively, of total revenues.

  Shifts in the mix of the sources of the Company's revenues, including software license and installation fees, revenues from check and statement imaging systems and processing fees, may cause significant fluctuations in total revenue and gross margin. In addition, the Company manages its expenses based on anticipated revenue levels, and a high percentage of these expenses are relatively fixed. Therefore, variations in the amount and timing of revenue may cause significant variations in operating results from period to period. Further, in response to a changing competitive environment, the Company may elect to make certain pricing, product or marketing decisions that could have a material adverse effect on the Company's results of operations.

  Research and Development. Research and development expenses for the three and nine months ended September 30, 1997 increased $131,000, or 33.4%, and $298,000, or 24.2%, respectively, over the corresponding periods of the previous year. These expenses have increased as a result of the Company's focus on product upgrades that will complete the Millennium 2000 solution and provide its customers with the most current technology.

  Selling and Marketing. Selling and marketing expenses for the three and nine months ended September 30, 1997 decreased to 13.6% and 12.2% of total revenues, respectively, from 14.4% and 13.1%, respectively, for the comparable prior periods. These decreases were due to cost control initiatives undertaken by management in the second and third quarters of 1997.

  General and Administrative. General and administrative expenses for the three and nine months ended September 30, 1997 increased to 7.1% and 7.8%, respectively, of total revenues from 5.3% and 5.6%, respectively, for the corresponding periods of the previous year. These increases were primarily attributable to the additional costs associated with being a public reporting entity. Such costs include additional professional fees, insurance and stockholder related costs.

  Interest Expense. Interest expense for the three and nine months ended September 30, 1997 decreased $150,000 and $469,000, respectively, from the corresponding prior year periods. These decreases were a result of the repayment of all outstanding debt subsequent to the Company's initial public offering on October 3, 1996.

  Interest Income. Interest income for the three and nine months ended September 30, 1997 increased $19,000 and $193,000, respectively, from the corresponding prior year periods. These increases were a result of the investment of cash obtained in the Company's initial public offering on October 3, 1996.

  Income Tax Expense (Benefit). The Company's provision for income taxes for the three and nine month periods ended September 30, 1996 included the Alternative Minimum Tax under the Internal Revenue Code of 1986, as amended, and state income taxes. The majority of the Company's net operating loss carryforwards were utilized in late 1996. During the three months ended September 30, 1997, the Company identified research and development tax credits of approximately $0.5 million, which resulted in a net tax benefit of $218,000 for the quarter based on an estimated effective tax rate of 21.8% for the fiscal year. The effective tax rate for the nine months ended September 30, 1997 was 21.8%, up from 11.4% for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents at September 30, 1997 were $1.5 million, a decrease of $6.9 million from the balance at December 31, 1996. Net cash used in operating activities was $1.9 million for the nine months ended September 30, 1997, compared to net cash provided by operating activities of $0.3 million for the comparable prior year period. The decrease in the cash provided from operating activities from the prior year period was primarily due to decreases in accounts payable and accrued liabilities of $1.2 million and to a lesser reduction in trade accounts receivable of $0.6 million. Capital expenditures for the nine months ended September 30, 1997 were $2.1 million compared to $0.6 million during the corresponding period of the previous year. This increase was due primarily to investments made in the Company's service bureau operations, including the addition of the Southeast Texas processing center. Additionally, the Company invested $2.5 million in the preferred stock of Online Resources & Communications Corporation, a private electronic financial services company, during the nine months ended September 30, 1997.

  The Company has a $2.5 million line of credit (the "Credit Agreement") with State Street Bank and Trust ("State Street") that expires on February 1, 1999. Borrowings under the Credit Agreement bear interest at State Street's prime rate (8.50% at September 30, 1997) plus 1/2% and are secured by the assets and stock of the Company's wholly owned subsidiaries. Amounts available under the Credit Agreement are reduced by the value of outstanding letters of credit issued by State Street on behalf of the Company. As of September 30, 1997, no amounts were outstanding under the Credit Agreement, and no letters of credit had been issued on behalf of the Company.

  The Company believes that its cash and cash equivalents at September 30, 1997, amounts available under the Credit Agreement and operating cash flows will be sufficient to meet its anticipated capital expenditure requirements at least through the next twelve months.

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

                                    PEERLESS GROUP, INC.



                                    By:  /s/ Rodney L. Armstrong, Jr.
                                         ----------------------------

                                            Rodney L. Armstrong, Jr.
                                        Chairman of the Board and Chief
                                                Executive Officer
                                         (Principal Financial Officer)




                                    By:  /s/ Douglas K. Hansen
                                         ---------------------

                                            Douglas K. Hansen
                                         Treasurer and Controller
                                      (Principal Accounting Officer)



Date:  November 13, 1997

                                 EXHIBIT INDEX
                                 -------------


   Exhibit
     No.                      Description
-----------------------------------------------------------------------------

  11.1              Statement re computation of net income per share

  27.1              Financial Data Schedule