Form 10-Q/A
period 1997-09-30
PEERLESS GROUP INC
filed 1997-11-21
CIK 1017362

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                          Commission File No. 0-21399

                             PEERLESS GROUP,  INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                     75-2275966
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                            1212 East Arapaho Road
                            Richardson, Texas 75081
                                (972) 497-5500

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes  X             No
                  ---               ---

On October 31, 1997, there were 4,694,891 outstanding shares of Common Stock, $0.01 par value per share.

                             PEERLESS GROUP, INC.
                              INDEX TO FORM 10-Q



PART I  - FINANCIAL INFORMATION                        Page Number
------    ---------------------                        -----------

Item 1.   FINANCIAL STATEMENTS                                   *

          CONSOLIDATED BALANCE SHEETS
          September 30, 1997 and December 31, 1996               *

          CONSOLIDATED STATEMENTS OF INCOME
          Three and nine months ended September 30, 1997
          and September 30, 1996                                 *

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine months ended September 30, 1997
          and September 30, 1996                                 *

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             *

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS          *

PART II - OTHER INFORMATION
-------   -----------------

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS              3

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                       *

________________
*Not amended.

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Rule 463 promulgated under the Securities Act of 1933 ("Rule 463") required issuers to report on Form SR their use of proceeds, following an initial public offering, within ten days of the first three months following the effective date of the registration statement, and every six months thereafter, until the application of all such proceeds was complete. Effective September 2, 1997, pursuant to Release No. 34-38850, the Securities and Exchange Commission ("SEC") amended Rule 463 to eliminate Form SR and now requires a first-time registrant to report the application of proceeds in each of its periodic Exchange Act reports until the application of such proceeds is complete.

     Peerless Group, Inc. (the "Company") has reported the use of proceeds from its initial public offering (the "Offering") which became effective on October 3, 1996, SEC file number 333-5058-D, on Form SR and Amendment No. 1 to such Form SR, each previously filed with the SEC. The net proceeds to the Company from the Offering were $10,206,108. For the period from the date of the Offering through September 30, 1997, the Company had expended all of the net proceeds from the Offering. The use of proceeds included capital expenditures of $2,749,000 for the purchase and installation of machinery and equipment, $3,133,442 for the repayment of indebtedness (such indebtedness was repaid to persons owning 10 percent or more of any class of securities or affiliates of the Company as described in the prospectus distributed in connection with the Offering), and $2,500,000 for an investment in the preferred stock of Online Resources & Communications Corporation, a private electronic financial services company. The remaining $1,823,666 of the expended proceeds from the Offering has been used for working capital purposes. Except as noted above, none of such expenditures were paid to directors, officers, persons owning 10 percent or more of any class of securities or affiliates of the Company. The use of proceeds described above does not represent a material change from the use of proceeds described in the prospectus distributed in connection with the Offering.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                 Date: November 21, 1997