Form 10-K405
period 1997-12-31
PEERLESS GROUP INC
filed 1998-03-30
CIK 1017362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-21399

                           --------------------------

                              PEERLESS GROUP, INC.

             (Exact name of registrant as specified in its charter)

      DELAWARE                     75-2275966
      (State of         (IRS Employer Identification No.)
   incorporation)

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

                         Common Stock ($.01 par value)

                                (Title of Class)

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    On February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,909,899 (based on the average of the reported high and low sales prices on such date as reported by NASDAQ). For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.

    As of February 28, 1998, there were 4,880,126 outstanding shares of Common Stock, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of Peerless Group, Inc. to be held during 1998 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Peerless Group, Inc. (the "Company") designs, develops, installs and supports integrated information systems, including proprietary computer software and third-party software and hardware, for community banks and credit unions located in the United States and Canada. The Company was incorporated in 1989 when a group of management executives from Electronic Data Systems Corporation ("EDS") purchased EDS's turnkey community bank data processing systems division, which EDS had acquired in 1980. In 1992, the Company acquired and began offering a credit union information software system. In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21-Registered Trademark-, the Company's flagship banking product. In September 1996, the Company began an outsourcing service bureau. On October 3, 1996, the Company completed an initial public offering of its Common Stock, resulting in the issuance of 2,440,000 shares and net proceeds to the Company of approximately $10.1 million.

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

    The Company's target bank market is comprised of community banks with assets ranging from $50 million to $1 billion. However, most of the Company's community bank customers have total assets ranging from $100 million to $500 million, and the number of community banks in this size range increased slightly between 1995 and 1996 to approximately 2,580 banks. Most of the Company's credit union customers have total assets ranging from $5 million to $200 million. As of December 31, 1997, the Company had more than 350 bank and credit union customers in 38 U.S. states and in Canada. In 1997, approximately 91% of the Company's total revenue was from community bank customers, and no customer accounted for 10% or more of the Company's total revenue.

    Because the Company's existing customer base is a significant source of recurring revenues for the Company, an increase in the level of bank merger and acquisition activity may cause the Company to lose customers or the number of potential customers in the Company's target market to decline.

STRATEGY

    The Company's objective is to continue to be a leading provider of information systems for community banks and credit unions and to expand its offerings into other complementary products and services. In addition to leveraging its existing customer base, the Company's strategy to achieve this objective involves continuing to enhance its Peerless21 and PeerlessCU-Registered Trademark- software systems; continuing to expand sales of check and statement imaging systems; continuing to develop and offer new technology, products and services; differentiating itself from competitors through outstanding customer service and support; and continuing to pursue delivery of its products through the Company's outsourcing service bureau operations.

PRODUCTS AND SERVICES

    The Company's revenues are derived primarily from software license and installation, hardware and equipment sales, and maintenance and services. Software license and installation revenues include fees from the sale of the Company's own software products and the sale of third-party software products, and the installation of such software products. Hardware and equipment sales relate to the hardware and equipment on which the Company's, as well as other vendors', software products operate. Maintenance and service revenues relate primarily to the processing fees of the outsourcing service bureau operations and revenues derived from maintenance contracts with its customers, under which the Company provides customers with telephone support 24 hours a day, 7 days a week, and modifications and enhancements to its software products. The following table presents the revenue composition of the Company for the three years ending December 31, 1997:

                                                                             1997         1996         1995
                                                                          -----------  -----------  -----------
Software license and installation.......................................       34.3%        37.7%        36.5%
Hardware and equipment..................................................       37.1         38.8         34.2
Maintenance and services................................................       28.6         23.5         29.3
                                                                              -----        -----        -----
  Total revenues........................................................      100.0%       100.0%       100.0%

    The Company's two core software products are Peerless21, its proprietary information system for community banks, and PeerlessCU, its proprietary information system for credit unions. Peerless21 and PeerlessCU provide software solutions for substantially all areas of financial institution data processing, customer relationship management, management decision making and product creation and sales. The Company also offers its customers an automated teller machine transaction processing system and telephone banking using an interactive voice response system that are fully integrated with Peerless21 and PeerlessCU. As a part of its service offerings, the Company provides its customers with comprehensive training and education programs for its systems and continuing customer maintenance and support as well as business recovery services.

    The Company's software products run on International Business Machines ("IBM") computing platforms, which are the leading hardware platforms in the Company's target market. According to industry sources, approximately 44% of community banks with in-house information systems utilized IBM computing platforms in 1996. The Company is an authorized IBM reseller.

    Company customers that purchase Peerless21 or PeerlessCU information systems typically enter into three to five-year maintenance and service agreements with the Company at the time of installation. As part of the maintenance and service agreements, customers automatically receive two to three product updates each year.

    The Company markets a check and statement imaging system that is fully integrated with Peerless21. According to industry sources, bank spending for imaging technology is projected to increase from $260 million in 1995 to $425 million in 1998. The Company's check and statement imaging system enables banks to reduce costs by scanning digital images of checks into a bank's computer system, which can then be printed on checking account statements, thereby eliminating the need to return checks to customers and improving check processing speeds. During 1997, revenues from the shipment and installation of check and statement imaging systems accounted for approximately 25% of the Company's total revenues, compared to 22% in 1996. Currently, approximately 15% of the Company's existing bank customers have check and statement imaging systems, and the Company believes it has a significant opportunity to leverage its installed base of bank customers by continuing to sell imaging systems to existing and new customers.

    In addition, the Company believes that it can further leverage its installed customer base by providing additional products, services and upgrades to these customers, including product offerings in electronic banking. The Company believes its success at leveraging its customer base is reflected in a compounded annual growth in total revenues of 20% between 1991 and 1997.

    According to industry sources, approximately 36% of community banks with assets of under $500 million and approximately 26% of credit unions outsourced their information systems requirements in 1996. In 1996 the Company established an outsourcing service bureau to serve those community banks and credit unions that choose to use a service bureau for their information processing and check and statement imaging requirements, a market previously not served by the Company. During 1997, revenues from outsourcing operations accounted for approximately 4% of the Company's total revenues, compared to less than 1% in 1996. The Company currently has sixteen outsourcing customer contracts, eight of which are both check and statement imaging and data processing, two of which are data processing only and six of which are check imaging or item processing only. Currently, all data processing services are performed at the Company's facility in Richardson, Texas, and at the Company's processing center in Port Arthur, Texas, and no additional data processing centers are currently expected to be established. Due to the nature of item processing services, the Company has established four item capture centers in close proximity to the customers serviced and expects to open additional item processing centers as contracts necessary to support such centers are executed. The Company's outsourcing business is still in the early stages of growth and investment. While management believes this business will reach profitability in 1998, there can be no assurance that the Company will be successful in this business.

    The Company offers business recovery services. These services are intended to allow its customers to be back online after a disaster in as little as 24 hours and to satisfy U.S. financial institution regulatory obligations to maintain and annually test a business recovery plan.

    The market for the Company's products is characterized by technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. As a developer of computer software, the Company will be required to modify its software products so that the software will function properly in the year 2000. The Company has developed a Year 2000 compliance plan which was certified by the Information Technology Association of America in December 1997. This external certification is part of the Federal Financial Institutions Examination Council Safety and Soundness approval process. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook-- Year 2000."

    This item should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--Outlook."

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

    The Company's current remarketing agreement with IBM expires February 28, 1999. Both IBM and the Company may terminate the agreement, with or without cause, upon three months written notice. The Company has no indication that IBM will discontinue these remarketing arrangements.

    Since 1993, the Company has been a value-added remarketer of NCR products pursuant to an NCR value-added remarketer agreement. These products include the hardware on which the Company's check and statement imaging and processing systems operate. Under its agreement with NCR, the Company markets and resells or licenses such NCR products, which it purchases from NCR at a volume-based discount. The Company may from time to time purchase NCR products in advance of an order, based on forecasted demand. NCR may add new products or discontinue or change the design of any products subject to the agreement at any time. The agreement has no term, but either party may terminate it upon 90 days' written notice.

    The Company licenses software for its check and statement imaging and processing systems from Document Solutions, Inc. ("DSI") pursuant to a system integrator agreement. The Company provides all normal customer support for the Company's customers, and DSI provides software releases as necessary. The Company does not maintain a significant inventory of DSI products, but generally purchases such products upon receipt of a customer order.

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

BACKLOG

    The Company's backlog of license and installation fees and hardware and equipment sales was approximately $4.5 million at December 31, 1997, compared to approximately $4.7 million at December 31, 1996. This backlog amount excludes revenues to be derived from long-term customer contracts for maintenance and outsourcing activities, which are typically three to five-year contract commitments. The

Company's backlog can fluctuate significantly due to many reasons, including, but not limited to, the sales cycle length of varying products, product availability, the duration of the installation period, and customer requested installation date.

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

    There are a number of larger companies, including major computer hardware manufacturers, computer software companies and outsourcing services, that have substantially greater financial and management resources than the Company and the technological ability to develop products similar to those offered by the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company.

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

    Additionally, the Company believes that no one firm may be considered dominant in providing outsourcing data processing service to customers in the Company's marketplace. The Company believes that EDS, Fiserv, Inc. and The BISYS Group, Inc. are its main outsourcing services competitors.

    The Company's principal competitors in the check-imaging industry are BancTec Financial Systems, Advanced Financial Solutions, Inc., and Greenway Corporation.

SALES AND MARKETING

    The Company markets its products and services throughout the United States through a direct sales force. The Company maintains separate sales forces for its community bank, credit union, and outsourcing products and services, which allows the Company's sales representatives to concentrate on each separate customer market.

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

EMPLOYEES

    As of December 31, 1997, the Company had a total of 184 employees, compared to 157 at December 31, 1996. The increase in the number of employees was due primarily to hiring additional service bureau personnel during the year. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be satisfactory. The Company's success depends on the performance of its executive officers and other key personnel, as well as its ability to attract and retain such personnel. Competition in the recruiting and retention of highly qualified technical and other personnel in the information systems industry is intense, especially in the regions in which the Company operates, and the Company anticipates that it may become more difficult to attract, assimilate and retain qualified personnel in the future.

EXECUTIVE OFFICERS

    Set forth below is the name, age, position, term of office and a brief account of the business experience of each person who is an executive officer of the Company.

NAME                                       AGE                                POSITION
-------------------------------------      ---      ------------------------------------------------------------
Rodney L. Armstrong, Jr..............          53   Chairman of the Board and Chief Executive Officer
Steven W. Tomson.....................          35   President
Kevin W. Marsh.......................          45   Executive Vice President--Sales
Ann L. Puddister.....................          37   Director of Administration and Corporate Secretary
Douglas K. Hansen....................          30   Treasurer and Controller

    RODNEY L. ARMSTRONG, JR. is one of the Company's founders and has been Chairman of the Board and Chief Executive Officer since 1989. Mr. Armstrong was the Company's President from 1994 to June 1996. Mr. Armstrong has 24 years of experience in the information technology and financial institution marketplace. In 1974, he joined United Virginia Bankshares (now known as Crestar Corporation) as Corporate Planning Officer responsible for the bank holding company's long-range strategic planning. Between 1977 and 1989, Mr. Armstrong held various management positions with EDS, where he started and managed its electronic ATM and point of sale networking division and was responsible for corporate development for its Financial and Insurance Group, before initiating the buyout of EDS' turnkey community bank data processing systems division by the Company in 1989.

    STEVEN W. TOMSON joined the Company in 1991 as Regional Marketing Manager, Banking. In June 1994, Mr. Tomson left the Company to work for Bermac Communications, Inc., a software development company, as an Account Manager. Mr. Tomson returned to the Company in February 1995 and has served as President of the Company's credit union systems subsidiary and as Executive Vice President and Chief Operating Officer of the Company. Mr. Tomson has served as President of the Company since April 1997. Prior to joining the Company, Mr. Tomson was employed as an Account Sales Representative by IBM.

    KEVIN W. MARSH joined the Company in 1989 and has served in various capacities since that time, including Vice President of Sales of the Company's banking systems subsidiary and Vice President of sales of the Company's outsourcing subsidiary. Mr. Marsh has served as Executive Vice President-Sales of the Company since July 1997.

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

ITEM 2.  PROPERTIES

    The Company's community banking, credit union and outsourcing subsidiaries are located in three facilities in Richardson, Texas with a total of approximately 31,000 square feet. These facilities are leased pursuant to agreements which expire beginning November 30, 1998 through June 30, 2001 and provide for monthly rental payments of approximately $22,000. The Company's check and statement imaging and business recovery operations are located in a facility of 5,525 square feet in Plano, Texas. This facility is leased pursuant to an agreement that expires on January 31, 1999 and provides for a monthly rental payment of approximately $3,160. The Company leases three additional facilities totaling 8,719 square feet which serve as item processing centers and require total monthly rental payments of $8,337. In May 1997 the Company entered into an agreement to lease a 82,600 square foot building and certain real property in Allen, Texas. The lease is expected to commence in the third quarter of 1998. The Company intends to sublease certain of its existing facilities upon moving to the Allen location.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol "PLSS." Prior to the Company's initial public offering of its Common Stock on October 3, 1996, there was no market for its Common Stock. The following were the reported high and low sales prices for the Company's common stock for the period October 3, 1996, through December 31, 1997:

                                                                                      HIGH          LOW
                                                                                      -----         ---
1996:
  Fourth Quarter.................................................................       8 1/2        5 7/8

1997:
  First Quarter..................................................................       7 1/8            5
  Second Quarter.................................................................       7 1/2        5 1/8
  Third Quarter..................................................................       7 3/8        4 3/8
  Fourth Quarter.................................................................       5 1/4        4 1/4

    As of February 28, 1998, there were 267 holders of record, although the Company believes that the number of beneficial owners is significantly greater than that number because a large number of shares are held of record by brokerage firms on behalf of their customers.

    The Company has not since its inception paid cash dividends on its Common Stock and intends to retain all earnings, if any, for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future. Further, certain covenants in the Company's credit agreement prohibit the payment of cash dividends by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------
                                                       1993       1994       1995       1996       1997
                                                      -------    -------    -------    -------    -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software license and installation...............    $ 4,789    $ 4,558    $ 7,181    $ 9,987    $10,339
  Hardware and equipment..........................      7,118      5,019      6,727     10,303     11,171
  Maintenance and services........................      4,382      5,165      5,782      6,235      8,621
                                                      -------    -------    -------    -------    -------
    Total revenues................................     16,289     14,742     19,690     26,525     30,131
Cost of revenues:
  Hardware and equipment..........................      5,380      3,892      5,258      7,754      8,528
  Software license and installation, maintenance
    and services..................................      6,306      5,855      6,872      8,882     11,794
                                                      -------    -------    -------    -------    -------
    Total cost of revenues........................     11,686      9,747     12,130     16,636     20,322
                                                      -------    -------    -------    -------    -------
Gross margin......................................      4,603      4,995      7,560      9,889      9,809
Operating costs and expenses:
  Research and development........................      1,404      1,365      1,398      1,696      2,004
  Selling and marketing...........................      2,610      2,301      2,502      3,477      3,412
  General and administrative......................        853      1,181      1,222      1,512      2,216
  Severance charge(1).............................         --         --         --        341         --
                                                      -------    -------    -------    -------    -------
    Total operating costs and expenses............      4,867      4,847      5,122      7,026      7,632
                                                      -------    -------    -------    -------    -------
Income (loss) from operations.....................       (264)       148      2,438      2,863      2,177
Other income (expense):
  Interest expense................................       (494)      (776)      (612)      (548)       (20)
  Interest income.................................         15         63         68        133        280
                                                      -------    -------    -------    -------    -------
    Total other income (expense)..................       (479)      (713)      (544)      (415)       260
                                                      -------    -------    -------    -------    -------
Income (loss) before income taxes.................       (743)      (565)     1,894      2,448      2,437
Provision for income taxes........................         --         --         64(2)     155(2)     534(3)
                                                      -------    -------    -------    -------    -------
Net income (loss).................................    $  (743)   $  (565)   $ 1,830    $ 2,293    $ 1,903
                                                      -------    -------    -------    -------    -------
                                                      -------    -------    -------    -------    -------
Basic earnings (loss) per share(4)................    $ (0.36)   $ (0.29)   $  0.90    $  0.82    $  0.40
                                                      -------    -------    -------    -------    -------
                                                      -------    -------    -------    -------    -------
Diluted earnings (loss) per share(4)..............    $ (0.36)   $ (0.32)   $  0.49    $  0.55    $  0.37
                                                      -------    -------    -------    -------    -------
                                                      -------    -------    -------    -------    -------
Shares used in computing basic earnings (loss) per
  share...........................................      2,054      1,949      1,976      2,745      4,712(6)
Shares used in computing diluted earnings (loss)
  per share.......................................      2,054(5)   1,949(5)   3,648      4,055      5,130(6)

                                                                      AS OF DECEMBER 31,
                                                      ---------------------------------------------------
                                                       1993       1994       1995       1996       1997
                                                      -------    -------    -------    -------    -------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................    $ 1,554    $ 1,081    $ 1,394    $ 8,378    $ 2,845
Total assets......................................      6,555      6,346      7,130     17,359     19,942
Unearned revenues.................................      5,046      8,231      8,144      7,573      7,121
Current and long-term debt due to related
  parties.........................................      7,479      5,469      3,627         --         --
Stockholders' equity (deficit)....................     (7,807)    (9,586)    (7,729)     6,312      8,159

------------------------------

(1) During the year ended December 31, 1996, the Company incurred a severance charge related to the resignation of a former officer.

(2) The Company's effective income tax rate was positively impacted by the utilization of previously unbenefitted net operating loss carryforwards.

(3) The Company's effective income tax rate was positively impacted by the utilization of research and development tax credits.

(4) For a description of the calculation of basic and diluted earnings (loss) per share, see Note 12 of Notes to Consolidated Financial Statements. All earnings (loss) per share amounts have been presented, and where appropriate, restated to conform to the requirements of Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.

(5) The exercise of options and warrants is not assumed in the calculation of diluted loss per share as the result would be antidilutive.

(6) The increase in share basis in 1997 as compared to 1996 is due primarily to the additional shares issued in the Company's October 3, 1996 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company was formed in 1989 when a group of management executives from EDS purchased EDS' turnkey bank data processing systems division, which EDS had acquired in 1980. In 1992, the Company acquired and began offering a credit union information software system. In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21, the Company's flagship banking product. In September 1996, the Company began an outsourcing service bureau. On October 3, 1996, the Company commenced an initial public offering of its Common Stock (the "Offering"), resulting in the issuance of 2,440,000 shares and net proceeds of approximately $10.1 million.

    The Company's total revenues are derived primarily from software license and installation, hardware and equipment and maintenance and services. Approximately 91% of the Company's total revenues for 1997 are from its banking customers and, historically, a large part of the Company's total revenues and growth have been derived from its installed customer base. See "Outlook--Revenues" below.

    Software license and installation consists of revenue recorded by the Company on the installation of its software products, which in the case of most of the Company's contracts, involves the use of the percentage-of-completion method of accounting for revenues, as installation services are performed over several months. Revenues from sales of software licenses not involving installation are recognized upon delivery of the software to the customer. Revenues from hardware and equipment sales are recognized upon shipment by the manufacturer to the customer. Revenues from maintenance contracts are recognized ratably over the periods of the respective contracts, which typically have terms of three to five years. Revenues from services, including processing fees, are recognized in the period in which the services are performed.

    In the case of revenues from software license and installation and hardware and equipment, the Company generally requires significant deposits and prepayments. Maintenance and service agreements are administered on a calendar year basis with fees generally received in December or January. Deposits received and amounts billed for software licenses, installation and hardware in advance of installation or delivery, and for annual software maintenance prior to performance of related services, are reflected as unearned until such amounts are recognized in accordance with the Company's revenue recognition policy. See
Note 2 of Notes to Consolidated Financial Statements.

    The Company expenses all software development costs as incurred until technological feasibility has been established for the product, at which time the costs are capitalized until the product is available for general release to customers. The Company has expensed substantially all software development costs since 1994, as primarily all software development efforts have been related to enhancing the Company's existing products.

YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUES. Revenues for the year ended December 31, 1997 increased $3.6 million, or 13.6%, over the prior year. Revenues from software license and installation increased $0.4 million, or 3.5%, over the prior year, and revenues from hardware and equipment increased $0.9 million, or 8.4%, over the prior year. Increases in revenues from installations of check and statement imaging systems as well as additional software license and hardware revenues associated with the sales of ancillary products were offset by decreases in revenues from implementations of Peerless21. Shipments and installations of check and statement imaging systems contributed $7.6 million in software license and installation and in hardware and equipment revenues, as compared to $5.9 million in 1996. Revenues from installations of Peerless21 decreased $0.7 million, or 14.5%, from the prior year. This decrease occurred primarily because the Company made a greater number of Peerless21 installations in 1997 to smaller financial institutions than in 1996. The Company typically recognizes lower revenues from a Peerless21 implementation for a smaller financial institution than for a larger financial institution. In response to the decrease in Peerless21 revenues, the Company made certain management changes to better focus its Peerless21 sales strategy. Revenues from maintenance and services increased $2.4 million, or 38.3% over the prior year, due primarily to data and item processing fees earned during 1997, which was the first full year of operations for the Company's outsourcing service bureau. Data and item processing revenues from the Company's outsourcing service bureau were $1.1 million in 1997, compared to $0.1 million in 1996.

    GROSS MARGIN. Gross margin for the year ended December 31, 1997 declined to 32.6% of total revenues from 37.3% for the prior year. Increased shipments of check and statement imaging systems and continuing investment in the Company's service bureau contributed to the lower margins for the year. Check and statement imaging systems generally have lower margins than other software and hardware products, and investments in service bureau operations may continue to contribute to lower margins in the future (See "Outlook--Outsourcing Service Bureau"). Excluding the service bureau component, gross margin for the year ended December 31, 1997 was 35.3% of total revenues.

    Shifts in the mix of the sources of the Company's revenues, including revenues from software license and installation fees, check and statement imaging systems and processing fees, may cause significant fluctuations in total revenue and gross margin. In addition, the Company manages its expenses based on anticipated revenue levels, and a high percentage of these expenses are relatively fixed. Therefore, variations in the amount and timing of revenue may cause significant variations in operating results from period to period. Further, in response to a changing competitive environment, the Company may elect to make certain pricing, product or marketing decisions that could have a material adverse effect on the Company's results of operations.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1997 increased $308,000, or 18.2%, from the prior year. This increase primarily resulted from the Company's focus on product upgrades that will complete the Year 2000 solution and provide its customers with the most current technology. As a percentage of total revenues, research and development expenses increased slightly to 6.7% for the year from 6.4% for the prior year. See "Outlook--Year 2000" below.

    SELLING AND MARKETING. Selling and marketing expenses for the year ended December 31, 1997 decreased $65,000, or 1.9%, from the prior year. As a percentage of total revenues, selling and marketing expenses decreased to 11.3% for the year from 13.1% for the prior year. This decrease was due to cost control initiatives undertaken by management during the year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1997 increased $704,000, or 46.6%, from the prior year. This increase primarily resulted from additional insurance, professional fees and administrative costs associated with being a public company. As a percentage of total revenues, general and administrative expenses increased to 7.4% for the year from 5.7% for the prior year.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1997 decreased $528,000, or 96.4% from the prior year. This decrease primarily resulted from the repayment of all outstanding debt subsequent to the Offering.

    INTEREST INCOME. Interest income for the year ended December 31, 1997 increased $147,000 from the prior year. This increase was a result of the investment of cash obtained from the Offering.

    BASIC AND DILUTED EARNINGS PER SHARE. Basic and diluted earnings per share for the year ended December 31, 1997, were negatively impacted by an increase in the Company's tax rate and an increase in the shares used in computing earnings per share, which resulted from the additional shares issued in the Offering and the exercise of outstanding warrants to purchase the Company's common stock.

YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUES. Revenues for the year ended December 31, 1996 increased $6.8 million, or 34.7%, over the prior year. Revenues from software license and installation fees increased $2.8 million, or 39.1%, over the prior year, and revenues from hardware and equipment sales increased $3.6 million, or 53.2%, over the prior year. These increases were due primarily to increases in revenue from installations of Peerless21 and shipments and installations of check and statement imaging systems. Installations of Peerless21 contributed $4.7 million in software license and installation fees, as well as additional software license fees and hardware revenues associated with the sales of ancillary products, representing an increase of $1.6 million, or 52.2%, over the prior year. Shipments and installations of check and statement imaging systems contributed $5.9 million in revenues, representing an increase of $2.5 million, or 74.5%, over the prior year.

    GROSS MARGIN. Gross margin for the year ended December 31, 1996 declined slightly to 37.3% of total revenues from 38.4% for the prior year. This decrease was attributable primarily to the Company hiring and training additional employees to support revenue growth. These margin declines were partially offset by an improvement in the gross margin percentage from hardware and equipment sales, which increased to 24.7% for the year from 21.8% for the prior year, which is primarily attributable to an increase in the margins on check and statement imaging hardware.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1996 increased $298,000, or 21.3%, from the prior year. This increase primarily resulted from hiring additional research and development employees to modify and enhance existing products. As a percentage of total revenues, research and development expenses decreased slightly to 6.4% for the year from 7.1% for the prior year.

    SELLING AND MARKETING. Selling and marketing expenses for the year ended December 31, 1996 increased by $975,000, or 39.0%, from the prior year. This increase primarily resulted from an increase in the number of employees in sales and marketing to support increased revenues and increased compensation levels for existing employees due to increased production. As a percentage of total revenues, selling and marketing expenses increased slightly to 13.1% for the year from 12.7% for the prior year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1996 increased $290,000, or 23.7%, from the prior year. This increase primarily resulted from placement agency fees and other costs associated with the hiring of additional employees, as well as additional insurance and legal costs associated with being a public company. As a percentage of total revenues, general and administrative expenses decreased slightly to 5.7% for the year from 6.2% for the prior year.

    SEVERANCE CHARGE. During 1996 the Company incurred a severance charge of $341,000 related to the resignation of a former officer ($289,000 of which were non-cash compensation charges related to the extension of the exercise period of certain stock options and the acceleration of vesting of restricted stock awards).

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1996 decreased $64,000, or 10.5%, from the prior year. This decrease primarily resulted from the repayment of all outstanding debt subsequent to the Offering, and was slightly offset by amortization of deferred debt costs associated with the Company's line of credit, which the Company obtained in October 1995.

    BASIC AND DILUTED EARNINGS PER SHARE. Basic and diluted earnings per share for the year ended December 31, 1996, were negatively impacted by an increase in the shares used in computing earnings per share, resulting from the additional shares issued in the Offering.

PROVISION FOR INCOME TAXES

    The Company's provision for income taxes for the year ended December 31, 1996 included the Alternative Minimum Tax under the Internal Revenue Code of 1986, as amended, and state income taxes. In the fourth quarter of 1996, the Company eliminated the valuation allowance against its deferred tax assets, resulting in the recording of a federal deferred tax benefit of approximately $250,000. The majority of the Company's net operating loss carryforwards for Federal income tax purposes were utilized in late 1996. The Company's 1997 effective tax rate was favorably impacted by the utilization of research and development tax credits totaling $459,000. The effective tax rate for the year ended December 31, 1997 was 21.9%, up from 6.3% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at December 31, 1997 decreased to $2.8 million from $8.4 million at December 31, 1996. During 1997, the Company invested $2.2 million in capital expenditures, compared to $1.4 million in 1996 and $381,000 in 1995. Approximately $1.6 million of the 1997 capital expenditures were for investments made in the Company's service bureau operations, including the addition of a processing center in Southeast Texas. Additionally, the Company invested $2.5 million in the preferred stock of Online Resources & Communications Corporation ("Online"), a private electronic financial services company. See "Outlook--Investment in Online" below. Cash used in operating activities was $520,000 in 1997, primarily due to a significant increase in trade accounts receivable. The increase in trade accounts receivable was primarily due to an increase in the volume of billings in December as a result of the timing of imaging system shipments as well as a lower amount of collections on annual maintenance contracts in December as compared to December of the prior year.

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

    The Company expects to relocate its headquarters in the third quarter of 1998. The capital expenditures associated with this relocation, including those for computer equipment, furniture and fixtures and other related costs, are expected to approximate $1.5 million. See Note 6 of Notes to Consolidated Financial Statements for a schedule of the future lease payments associated with the new facility. Initially, the additional monthly cash outlays for rent on the new facility will increase the amount currently paid by approximately $84,000. The lease provides for escalating base rental payments after every five years of the lease term. In accordance with generally accepted accounting principles, rental expense will be recognized in the financial statements on a straight-line basis over the term of the lease. The Company intends to sublease certain of its existing leased facilities upon relocating to the new facility.

    The Company expects that capital expenditures associated with service bureau operations in 1998 could reach $1.5 million, depending upon the growth of this business. The Company anticipates that new item processing centers will only be opened as contracts necessary to support such centers are executed.

    The Company has a $2.5 million line of credit (the "Credit Agreement") with State Street Bank and Trust ("State Street") that expires on February 1, 1999. Borrowings under the Credit Agreement bear interest at State Street's prime rate (8.5% at December 31, 1997) plus 1/2% and are secured by the assets and stock of the Company's wholly owned subsidiaries. Amounts available under the Credit Agreement are reduced by the value of outstanding letters of credit issued by State Street on behalf of the Company. As of December 31, 1997, no amounts were outstanding under the Credit Agreement, and State Street had issued a letter of credit with a value of $600,000 on behalf of the Company. The Credit Agreement imposes certain requirements on the Company, including minimum annual net income, and quarterly cash flow and liquidity levels. The Credit Agreement prohibits the Company from incurring or otherwise becoming liable for any indebtedness for liens on any property owned by the Company, except for certain trade and other indebtedness. The Credit Agreement also contains other restrictive covenants, including limitations on dispositions of material amounts of assets, capital expenditures, mergers, consolidations, related party transactions, alterations in the nature of the Company's business, employee compensation, the making of any loans, investments in other entities, entering into any guarantees and the payment of cash dividends. At September 30, 1997, the Company was not in compliance with certain covenants in the Credit Agreement regarding limitations on capital spending and maintenance by the Company of minimum quarterly cash flow levels. State Street waived non-compliance with those covenants for certain periods in 1997. These covenants are measured on a quarterly and annual basis, and the Company has now returned to compliance with all covenants in the Credit Agreement. There can be no assurance that the Company will not require additional waivers in the future or, if required, that State Street will grant them. See Note 4 of Notes to Consolidated Financial Statements.

    The Company believes that its cash and cash equivalents at December 31, 1997, amounts available under the Credit Agreement and operating cash flows will be sufficient to meet its anticipated capital expenditure requirements at least through the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

    STATEMENT OF POSITION 97-2. In October 1997, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning January 1, 1998, and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company's management anticipates that the adoption of SOP 97-2 will not have a material impact on the Company's results of operations.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will affect results of operations or financial position, but will affect the disclosure of segment information.

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

    REVENUES. The Company has historically grown its revenues primarily from its existing customers. For example, revenue per bank customer has increased from approximately $40,000 in 1991 to approximately $117,000 in 1997. The Company believes the growth from its existing customer base is attributable to the quality and growth of its customers and the importance its customers place on technology. The Company anticipates that substantially all of its current banking customers will be utilizing the Peerless21 information processing system by the end of 1998; therefore, the Company will increasingly have to sell its products and services to new customers as well as continue to sell ancillary products, including check and statement imaging systems, to its existing customers in order to maintain historical growth rates. Due to the intense competition in the industry and the relative size of the Company to its competitors, there can be no assurance that the Company will be successful in obtaining a sufficient amount of new customers to maintain historical growth rates. The Company has initiated several measures to focus on new customer opportunities, including changes in key sales personnel, sales territories, compensation strategies, and the hiring of additional sales resources.

    CHECK AND STATEMENT IMAGING. The Company installed its first check and statement imaging system in the fourth quarter of 1994. Revenues from the shipment and installation of check and statement imaging systems increased to $7.6 million in 1997, representing a 26.7% growth rate over the 1996 level. As of December 31, 1997, approximately 15% of the Company's bank customers utilized a check and statement imaging system. The Company expects many of its customers will implement check and statement imaging services, whether in a turnkey or outsourcing solution, in the future. However, given the significant expenditure associated with check and statement imaging solutions, the Company is unable to determine how many and when its customers may purchase such a system. Therefore, any revenue growth from these systems may be at a rate less than those historically experienced. In order to address the issue of the significant costs of check and statement imaging solutions to customers, the Company has substantially broadened its check and statement imaging solutions by adding entry and mid-level products to complement the high-end products it offers.

    OUTSOURCING SERVICE BUREAU. According to industry sources, approximately 36% of community banks with assets of less than $500 million and 26% of credit unions outsourced their information systems requirements in 1996. As a result, in September 1996 when the Company began offering an outsourcing service bureau alternative to its customers and new customers, the Company's target market increased. As of February 27, 1998, the Company had entered into sixteen outsourcing contracts: eight of which are both check and statement imaging and data processing, two of which are data processing only and six of which are check imaging or item processing only. The Company expects to continue to leverage its experience in both the banking and credit union processing industry, as well as its Peerless21 and PeerlessCU products, in order to continue to grow the outsourcing operations. Any future expansion of these operations will depend to a significant extent on any capital and other expenditures the Company is able to make to expand this aspect of its business. The future profitability of these operations is primarily dependent on obtaining additional customers and processing volumes to cover operating expenses, which are primarily fixed in nature.

    INVESTMENT IN ONLINE. In May 1997, the Company purchased 25,000 shares of the preferred stock of Online for $2.5 million. This preferred stock is convertible into approximately 833,000 shares of Online's common stock. The Company also received warrants to purchase approximately 333,000 shares of Online's common stock at $3.00 per share. The Company understands that Online is seeking additional financing. If

Online is not able to obtain additional financing, the Company may be required to write off some or all of this investment.

    YEAR 2000. The Company has adopted a plan to modify its software products to make them Year 2000 compliant. This plan has been certified by the Information Technology Association of America. Management believes that principally all of the software modifications necessary to make its products Year 2000 compliant will be substantially completed by December 31, 1998. Based on currently available information, management estimates that the total costs to implement the plan will range from $1.0 to $2.0 million. The Company could experience delays in the modification of its software or cost overruns as a result of various factors, including but not limited to, difficulties in hiring and retaining appropriate personnel.

    The Company also purchases software and hardware from certain vendors, which the Company resells to its customers. See "Item 1. Business--Principal Suppliers". The Company is currently evaluating the hardware and software provided by its vendors to identify any systems that need to be made Year 2000 compliant. The Company's primary vendors have assured the Company that the systems they provide will be made Year 2000 compliant in a timely fashion, although there can be no assurances made as to these representations. The failure of the Company's vendors to make their systems Year 2000 compliant could pose a material financial risk to the Company.

    The Company believes that the Year 2000 issue may create additional opportunities in both its turnkey and outsourcing markets. Many financial institutions have been notified by their software or service vendors that their systems will not be made Year 2000 compliant. Therefore, the Company believes that these institutions will need to change their systems, creating additional potential customers for the Company's software and services.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors..........................................................          19
Consolidated Balance Sheets as of December 31, 1997 and 1996...............................................          20
Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.....................          21
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996, and
  1995.....................................................................................................          22
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995................          23
Notes to Consolidated Financial Statements.................................................................          24

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Peerless Group, Inc.

    We have audited the accompanying consolidated balance sheets of Peerless Group, Inc. (the Company), as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peerless Group, Inc., at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Dallas, Texas
January 20, 1998

                              PEERLESS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                ASSETS (NOTE 4)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Current assets:
  Cash and cash equivalents.................................................................  $   2,845  $   8,378
  Trade accounts receivable.................................................................      9,346      5,712
  Prepaid expenses and other current assets.................................................      1,152        541
                                                                                              ---------  ---------
    Total current assets....................................................................     13,343     14,631
Computer and other equipment, at cost.......................................................      4,337      2,335
Less accumulated depreciation...............................................................      1,135        589
                                                                                              ---------  ---------
                                                                                                  3,202      1,746
Computer software, maintenance contracts, and other assets, net of accumulated amortization
  of $396 and $1,482 at December 31, 1997 and 1996, respectively............................        897        982
Investment in preferred stock, at cost......................................................      2,500         --
                                                                                              ---------  ---------
    Total assets............................................................................  $  19,942  $  17,359
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................  $   3,014  $   1,865
  Accrued liabilities.......................................................................      1,002      1,041
  Sales tax payable.........................................................................        646        568
  Unearned revenues.........................................................................      7,121      7,573
                                                                                              ---------  ---------
    Total current liabilities...............................................................     11,783     11,047

Commitments (NOTE 6)

Stockholders' equity (NOTES 4 AND 8):
  Preferred stock, $.01 par value:
    Authorized shares--5,000
    Issued shares--none
  Common stock, $.01 par value:
    Authorized shares--10,000
    Issued shares--4,948 and 4,598 at December 31, 1997 and 1996, respectively..............         49         46
  Additional paid-in capital................................................................      7,958      7,720
  Retained earnings (deficit)...............................................................        649     (1,254)
  Treasury stock, at cost (73 and 1 at December 31, 1997 and 1996, respectively)............       (379)        (1)
  Unearned compensation.....................................................................       (118)      (199)
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................      8,159      6,312
                                                                                              ---------  ---------
    Total liabilities and stockholders' equity..............................................  $  19,942  $  17,359
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                             SEE ACCOMPANYING NOTES

                              PEERLESS GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Revenues:
  Software license and installation..............................................  $  10,339  $   9,987  $   7,181
  Hardware and equipment.........................................................     11,171     10,303      6,727
  Maintenance and services.......................................................      8,621      6,235      5,782
                                                                                   ---------  ---------  ---------
    Total revenues...............................................................     30,131     26,525     19,690
Cost of revenues:
  Hardware and equipment.........................................................      8,528      7,754      5,258
  Software license and installation, maintenance and services....................     11,794      8,882      6,872
                                                                                   ---------  ---------  ---------
    Total cost of revenues.......................................................     20,322     16,636     12,130
                                                                                   ---------  ---------  ---------
Gross margin.....................................................................      9,809      9,889      7,560
Operating costs and expenses:
  Research and development.......................................................      2,004      1,696      1,398
  Selling and marketing..........................................................      3,412      3,477      2,502
  General and administrative.....................................................      2,216      1,512      1,222
  Severance charge (NOTE 11).....................................................         --        341         --
                                                                                   ---------  ---------  ---------
    Total operating costs and expenses...........................................      7,632      7,026      5,122
                                                                                   ---------  ---------  ---------
Income from operations...........................................................      2,177      2,863      2,438
Other income (expense):
  Interest expense...............................................................        (20)      (548)      (612)
  Interest income................................................................        280        133         68
                                                                                   ---------  ---------  ---------
    Total other income (expense).................................................        260       (415)      (544)
                                                                                   ---------  ---------  ---------
Income before income taxes.......................................................      2,437      2,448      1,894
Provision for income taxes.......................................................        534        155         64
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   1,903  $   2,293  $   1,830
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic earnings per share.........................................................  $    0.40  $    0.82  $    0.90
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Diluted earnings per share.......................................................  $    0.37  $    0.55  $    0.49
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares used in computing basic earnings per share................................      4,712      2,745      1,976
Shares used in computing diluted earnings per share..............................      5,130      4,055      3,648

                            SEE ACCOMPANYING NOTES.

                              PEERLESS GROUP, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                       COMMON STOCK                                TREASURY STOCK
                                                    ------------------   ADDITIONAL   RETAINED   ------------------
                                                    NUMBER OF             PAID-IN     EARNINGS   NUMBER OF              UNEARNED
                                                     SHARES     AMOUNT    CAPITAL     (DEFICIT)   SHARES     AMOUNT   COMPENSATION
                                                    ---------   ------   ----------   --------   ---------   ------   ------------
Balance at December 31, 1994......................    2,080      $20      $(3,948)    $(5,377)      237      $(281)      $  --
  Net income......................................       --       --           --       1,830        --         --          --
  Common stock issued, net of unearned
    compensation..................................      162        2          291          --        --         --        (195)
  Common stock repurchased........................       --       --          141          --        67       (154)         --
  Accretion of redeemable common stock............       --       --          (58)         --        --         --          --
                                                    ---------   ------   ----------   --------      ---      ------      -----
Balance at December 31, 1995......................    2,242       22       (3,574)     (3,547)      304       (435)       (195)
  Net income......................................       --       --           --       2,293        --         --          --
  Common stock issued upon exercise of warrants...      506        5            8          --        --         --          --
  Common stock issued upon exercise of options....       79        1           79          --        --         --          --
  Common stock issued, net of unearned
    compensation..................................       45        1          295          --        --         --          (4)
  Common stock repurchased........................       --       --           --          --         8         (9)         --
  Cancellation of treasury stock upon change-of-
    domicile merger...............................     (311)      (3)        (440)         --      (311)       443          --
  Common stock issued upon initial public
    offering......................................    2,037       20       10,117          --        --         --          --
  Accretion of redeemable common stock............       --       --          (44)         --        --         --          --
  Compensation expense on options.................       --       --          268          --        --         --          --
  Reclassification of redeemable common stock upon
    exercise of underlying options................       --       --        1,011          --        --         --          --
                                                    ---------   ------   ----------   --------      ---      ------      -----
Balance at December 31, 1996......................    4,598       46        7,720      (1,254)        1         (1)       (199)
  Net income......................................       --       --           --       1,903        --         --          --
  Common stock issued upon exercise of warrants...      182        2            3          --        --         --          --
  Common stock issued upon exercise of options....      168        1          247          --        --         --          --
  Common stock issued, net of unearned
    compensation..................................       --       --            1          --        (2)        10          72
  Common stock issued, employee stock purchase
    plan..........................................       --       --          (13)         --       (30)       202          --
  Common stock repurchased........................       --       --           --          --       104       (590)          9
                                                    ---------   ------   ----------   --------      ---      ------      -----
Balance at December 31, 1997......................    4,948      $49      $ 7,958     $   649        73      $(379)      $(118)
                                                    ---------   ------   ----------   --------      ---      ------      -----
                                                    ---------   ------   ----------   --------      ---      ------      -----

                            SEE ACCOMPANYING NOTES.

                              PEERLESS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
OPERATING ACTIVITIES
Net income........................................................................  $   1,903  $   2,293  $   1,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization...................................................      1,052        757        523
  Compensation expense............................................................         83        366         54
  Changes in operating assets and liabilities:
    Trade accounts receivable.....................................................     (3,634)    (1,506)      (584)
    Prepaid expenses and other current assets.....................................       (660)      (451)        34
    Accounts payable and accrued liabilities......................................      1,188        812        939
    Unearned revenues.............................................................       (452)      (594)       (87)
                                                                                    ---------  ---------  ---------
Net cash provided by (used in) operating activities...............................       (520)     1,677      2,709

INVESTING ACTIVITIES
Additions to computer and other equipment.........................................     (2,246)    (1,419)      (381)
Investment in preferred stock.....................................................     (2,500)        --         --
Other.............................................................................       (120)      (160)        --
                                                                                    ---------  ---------  ---------
Net cash used in investing activities.............................................     (4,866)    (1,579)      (381)

FINANCING ACTIVITIES
Note receivable from officer......................................................         --        271         --
Proceeds from borrowings..........................................................         --         --      4,111
Payments on borrowings............................................................         --     (3,627)    (5,953)
Issuance of common stock..........................................................        297         94         30
Purchase of treasury stock........................................................       (436)        (9)      (140)
Net proceeds from initial public offering.........................................         --     10,137         --
Other.............................................................................         (8)        20        (63)
                                                                                    ---------  ---------  ---------
Net cash provided by (used in) financing activities...............................       (147)     6,886     (2,015)
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............................     (5,533)     6,984        313
Cash and cash equivalents at beginning of period..................................      8,378      1,394      1,081
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of period........................................  $   2,845  $   8,378  $   1,394
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest............................................................  $      19  $     542  $     737
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Cash paid for income taxes........................................................  $     545  $     265  $      38
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                            SEE ACCOMPANYING NOTES.

                              PEERLESS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE COMPANY

    Peerless Group, Inc., formerly known as TPG Holdings, Inc. (the "Company"), is a computer software company which develops and provides banking and credit union software systems and services. The Company markets these systems along with the computer equipment (hardware) to financial institutions primarily located in the United States and Canada and provides conversion, support, and maintenance and outsourcing services to customers using the systems. In conjunction with the initial public offering of its common stock on October 3, 1996 (the "Offering"), TPG Holdings, Inc. formed a new wholly-owned Delaware subsidiary, Peerless Group, Inc., and TPG Holdings, Inc., was merged into this new corporation. The financial statements included herein reflect the merger and resulting change in capitalization as all share and per share amounts have been retroactively restated to reflect the merger. In conjunction with this change in capitalization, all treasury shares outstanding were cancelled.

    The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances are eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of money market funds, certificates of deposit and Treasury Bills with original purchased maturities of three months or less.

DEPRECIATION

    Depreciation is provided on computer and other equipment using the straight-line method over a five-to ten-year estimated useful life.

COMPUTER SOFTWARE AND MAINTENANCE CONTRACTS

    Computer software and maintenance contracts consist of fair values assigned to acquired software and maintenance contracts. The amounts are being amortized on a straight-line basis over the estimated economic benefit period of five years. The amounts amortized and charged to cost of sales were approximately $358,000, $403,000, and $308,000 in 1997, 1996 and 1995, respectively.

CAPITALIZED SOFTWARE

    The Company expenses all software development costs as incurred until technological feasibility has been established for the product, at which time the costs are capitalized until the product is available for general release to customers.

REVENUE RECOGNITION

    The Company's sources of revenue and the methods of revenue recognition are as follows:

    Software license and installation--Revenues from software contracts involving installation are recognized when the installation is performed according to contractual terms, which, in the case of long-term contracts, involves the use of the percentage-of-completion method of accounting. Progress towards completion is measured based upon the percentage relationship that costs incurred to date

                              PEERLESS GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) bear to total estimated costs to complete the installation. Revenues from license fees not involving installation are recognized upon delivery of the software to the customer when no significant vendor obligations remain.

    Hardware and equipment--Commissions and revenues from hardware and equipment sales are recognized upon shipment by the manufacturer.

    Maintenance and services--Revenues from maintenance and service contracts are recognized ratably over the periods of the respective contracts. Revenues from data and check and statement imaging processing services are recognized in the period in which the services are performed.

UNEARNED REVENUES

    Deposits received and amounts billed for software licenses, installation and hardware in advance of installation or delivery, and for annual software maintenance prior to performance of related services, are reflected as unearned until such amounts are recognized in accordance with the Company's revenue recognition policy.

FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

    Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and unearned revenues are stated at expected settlement values which approximate fair value.

    Accounts receivable potentially subject the Company to concentrations of credit risk as the Company markets its products and services primarily to financial institutions throughout the United States and Canada. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral; however, deposits for future services or products are frequently required.

STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed in Note 9, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statement, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              PEERLESS GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will affect results of operations or financial position, but will affect the disclosure of segment information.

    In October 1997, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company's management anticipates that the adoption of SOP 97-2 will not have a material impact on the Company's results of operations.

CHANGES IN PRESENTATION

    Certain prior year amounts have been reclassified to conform to current year presentation.

3. INVESTMENT IN PREFERRED STOCK

    In May 1997, the Company purchased 25,000 shares of the preferred stock of Online Resources & Communications Corporation ("Online"), a private electronic financial services company, for $2.5 million.

                              PEERLESS GROUP, INC.

3. INVESTMENT IN PREFERRED STOCK (CONTINUED)
This preferred stock is convertible into approximately 833,000 shares of Online's common stock. The Company also received warrants to purchase approximately 333,000 shares of Online's common stock at $3.00 per share. The Company understands that Online is seeking additional financing. If Online is not able to obtain additional financing, the Company may be required to write off some or all of this investment.

4. DEBT AND CREDIT AGREEMENTS

LINE OF CREDIT

    In January 1997, the Company amended its line of credit agreement with a bank that provides for borrowings up to $2,500,000, reduced by the value of outstanding letters of credit issued by the bank on behalf of the Company. Borrowings using this line of credit bear interest at the bank's prime rate (8.50% at December 31, 1997) plus 1/2% and are collateralized by the assets of the Company's wholly owned subsidiaries. The facility will expire on February 1, 1999. No amounts were outstanding on the line of credit at December 31, 1997, and a letter of credit in the amount of $600,000 was issued by the bank on behalf of the Company at that date.

    The line of credit agreement contains restrictive covenants, the most significant of which relate to minimum defined annual net income, quarterly cash flow and the restriction on the payment of cash dividends. At December 31, 1997, the Company was in compliance with such covenants.

    Under the terms of the line of credit agreement, the bank was issued a warrant to purchase at any time on or before October 1, 2002, 115,680 shares of the Company's common stock at a purchase price of $5.42 per share. Included in the warrant agreement was a provision allowing the bank to put the warrant back to the Company at any time after October 1, 1999, at a price equal to the then-current market price of the Company's common stock. No value was assigned to the warrant at the date of issuance and no accretion was recorded, as the Company determined that there was no significant value separately assignable to the warrant and put option. In June 1996, the line of credit agreement was amended such that the provision allowing the bank to put the warrant back to the Company was terminated.

LONG-TERM DEBT DUE TO RELATED PARTIES

    The Company repaid all of its debt upon completion of the Offering. In prior years, the terms of certain Subordinated Debentures and Acquisition notes included warrants to purchase up to 65% of the Company's common stock by the holders of the Subordinated Debentures (the "Holders"). After giving effect to several transactions, including the repurchase of warrants for $3,776,000 in cash and notes, which were recorded as reductions to additional paid-in-capital, the Holders had warrants to purchase 37.5% of the outstanding common stock of the Company at December 31, 1995. In June 1996, the Holders exercised warrants to purchase 505,710 shares of the Company's common stock, and in October 1996, in conjunction with the Offering, they sold warrants to the underwriters to purchase 597,360 shares of the Company's common stock. In December 1997, the Holders exercised warrants to purchase an additional 181,654 shares of the Company's common stock. Therefore, at December 31, 1997, the Holders own warrants to purchase 181,654 shares of the Company's common stock. The warrants are exercisable at a price of $0.025 per share and expire in October, 2000.

                              PEERLESS GROUP, INC.

5. INCOME TAXES

    The Company uses the liability method in accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES. The components of the provision for income taxes are as follows (in thousands):

                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
Current:
  Federal.......................................................................  $     312  $      51  $      38
  State.........................................................................        124        362         26
                                                                                  ---------  ---------  ---------
Total current...................................................................        436        413         64
Deferred:
  Federal.......................................................................         70       (245)        --
  State.........................................................................         28        (13)        --
                                                                                  ---------  ---------  ---------
Total deferred..................................................................         98       (258)        --
                                                                                  ---------  ---------  ---------
Total provision for income taxes................................................  $     534  $     155  $      64
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    The effective income tax rate on income before income taxes differed from the Federal income tax statutory rate for the following reasons (in thousands):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Income tax charge:
  At Federal statutory rate....................................................  $     824  $     832  $     644
  Unbenefitted (utilized) net operating losses.................................         --       (832)      (644)
  Benefit of research and development tax credits..............................       (459)        --         --
  Federal alternative minimum tax..............................................         --         48         38
  Deferred federal benefit relating to the elimination of the valuation
    allowance..................................................................         --       (245)        --
  State income tax.............................................................         96        271         26
  Other........................................................................         73         81         --
                                                                                 ---------  ---------  ---------
                                                                                 $     534  $     155  $      64
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    Given the historical trends in generating taxable income and the expected future earnings, in the fourth quarter of 1996 the Company determined that it was more likely than not that its net deferred tax assets would be realized. As a result of the Company's judgement, the valuation allowance was eliminated and a deferred tax benefit of approximately $250,000 was recorded.

    During the three months ended September 30, 1997, the Company identified research and development tax credits totaling $459,000. As a result, the estimated effective tax rate for the fiscal year was lowered to 21.9%. As of December 31, 1997, the Company had $302,000 of research and development tax credits available for carryforward to future periods. These credits begin to expire in 2008.

                              PEERLESS GROUP, INC.

5. INCOME TAXES (CONTINUED)
    The significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1997       1996
                                                                                          ---------  ---------
Deferred tax assets:
  Alternative minimum tax credit carryforward...........................................  $      --  $      85
  Net operating loss carryforwards......................................................         --         65
  Compensation expense on options.......................................................         --        103
  Research and development tax credits..................................................        302         --
  Allowance for bad debts...............................................................         52         --
  Other.................................................................................         43         24
                                                                                          ---------  ---------
Total deferred tax assets...............................................................        397        277
Deferred tax liabilities:
  Prepaid expenses......................................................................        185         --
  Amortization..........................................................................         51         19
                                                                                          ---------  ---------
Total deferred tax liabilities..........................................................        236         19
                                                                                          ---------  ---------
Deferred income tax assets, net of deferred income tax liabilities......................  $     161  $     258
                                                                                          ---------  ---------
                                                                                          ---------  ---------

6. LEASE COMMITMENTS

    In May 1997, the Company entered into an agreement to lease a building and certain real property for fifteen years. This operating lease requires monthly base rent payments of approximately $84,000 plus operating expenses and taxes, with the monthly base rent amount escalating every five years during the lease term. The lease is expected to commence in the third quarter of 1998. The Company intends to sublease certain of its existing facilities upon moving to the new facility.

    Minimum noncancelable lease payments required under operating leases for the years subsequent to December 31, 1997, are as follows (in thousands):

                                                                            EXISTING
YEAR                                                            NEW LEASE    LEASES       TOTAL
--------------------------------------------------------------  ---------  -----------  ---------
1998..........................................................  $     505   $     396   $     901
1999..........................................................      1,009         356       1,365
2000..........................................................      1,009         320       1,329
2001..........................................................      1,009         160       1,169
2002..........................................................      1,009          65       1,074
Thereafter....................................................     12,994           6      13,000

    Rental expense totaled approximately $323,000, $269,000, and $247,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                              PEERLESS GROUP, INC.

7. EMPLOYEE 401(k) PLAN

    The Company has a plan which provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the "Plan") for substantially all employees who have completed a specified term of service. The Company's contributions equal 50% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined. Benefits under the Plan are limited to the assets of the Plan. Contributions by the Company charged to expense during the years ended December 31, 1997, 1996 and 1995, were approximately $128,000, $122,000, and $90,000, respectively.

8. COMMON STOCK

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

    During 1997 and 1996, the Company issued 1,675 and 19,620 shares, respectively, of restricted stock to employees at weighted-average fair values of $6.38 and $5.38 per share, respectively. The Company recorded approximately $10,000 and $102,000, respectively, of unearned compensation for the excess of the deemed value for accounting purposes of the common stock issued over the proceeds received upon issuance. The unearned compensation is charged to expense ratably over the vesting period of the common stock. During 1997 and 1996, approximately $83,000 and $98,000 was charged to operations.

9. STOCK OPTIONS

    The Board of Directors and the stockholders of the Company approved the Peerless Group, Inc. 1997 Stock Option Plan (the "Plan") effective as of April 22, 1997. The Plan reserves 450,000 shares of the Company's common stock for future issuance. Each option to be granted under the Plan will be exercisable as provided by the terms of each option, but in no case longer than ten years from the date of the option's grant. Historically, the Company's options have generally vested 20% on the date of grant and 20% each year for the following four years, with an exercise period of five years from the date of grant.

                              PEERLESS GROUP, INC.

9. STOCK OPTIONS (CONTINUED)
    A summary of the Company's stock option activity and related information for the years ended December 31 follows (in thousands except for per share data):

                                                    1997                          1996                          1995
                                        ----------------------------  ----------------------------  ----------------------------
                                                        WEIGHTED                      WEIGHTED                      WEIGHTED
                                         NUMBER OF       AVERAGE       NUMBER OF       AVERAGE       NUMBER OF       AVERAGE
                                          OPTIONS    EXERCISE PRICE     OPTIONS    EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                        -----------  ---------------  -----------  ---------------  -----------  ---------------
Outstanding at beginning of year......         433      $    4.14            348      $    1.76            299      $    1.09
Granted-Exercise price exceeds market
  price on date of grant..............         170           8.05             10           8.80             24           2.87
Granted-Exercise price equals market
  price on date of grant..............          10           4.50            154           7.60             95           2.74
Exercised.............................        (168)          1.48            (79)          1.01            (60)          0.44
Forfeited.............................         (39)          8.00             --             --            (10)          1.93
                                        -----------                   -----------                   -----------
Outstanding at end of year............         406           6.51            433           4.14            348           1.76
                                        -----------                   -----------                   -----------
                                        -----------                   -----------                   -----------
Exercisable at end of year............         148      $    5.67            241      $    2.53            148      $    1.48
Weighted average fair value of options
  granted-Exercise price exceeds
  market price on date of grant.......                  $    1.83                     $    1.98                     $    0.86
Weighted average fair value of options
  granted-Exercise price equals market
  price on date of grant..............                  $    1.97                     $    2.22                     $    0.99

    The total options outstanding at December 31, 1997, included 96,000 options with exercise prices ranging from $2.60 to $2.87 and a weighted-average remaining contractual life of 2.0 years; and 310,000 options with exercise prices ranging from $4.50 to $8.80 and a weighted-average remaining contractual life of 4.2 years. Exercisable options at December 31, 1997, included 58,800 options with exercise prices ranging from $2.60 to $2.87 and a weighted-average exercise price of $2.67; and 89,540 options with exercise prices ranging from $4.50 to $8.80 and a weighted-average exercise price of $7.64. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995 respectively: risk-free interest rates of 5.82%, 5.79% and 7.37%; volatility factors of the expected market price of the Company's common stock of .502, .347 and .447; and no dividend yields. In addition, the fair value of these options was estimated based on an expected life of one year from the vesting date using the multiple option method.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

                              PEERLESS GROUP, INC.

9. STOCK OPTIONS (CONTINUED)
Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Pro forma net income.............................................  $   1,698  $   2,170  $   1,789
Pro forma basic earnings per share...............................  $    0.36  $    0.77  $    0.88
Pro forma diluted earnings per share.............................  $    0.34  $    0.53  $    0.48

    The pro forma disclosures only include the effect of options granted subsequent to December 31, 1994. Accordingly, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus is not indicative of future amounts until Statement No. 123 is applied to all outstanding stock options.

10. OPERATIONS

    The Company is dependent upon International Business Machines Corporation
(IBM) as its principal computer hardware vendor for its financial institution applications systems. Additionally, operating systems on which the Company's products function have been developed by IBM. Since its inception in 1989, the Company has been a value-added remarketer of IBM products pursuant to standard IBM Remarketer Agreements. The Company's current remarketing agreement with IBM expires on February 28, 1999. Both IBM and the Company may, with or without cause, upon three months written notice, terminate the agreement. The Company has no indication that IBM will discontinue the remarketing agreement. The Company believes that its relationships with IBM are good.

11. SEVERANCE CHARGE

    During the year ended December 31, 1996, the Company incurred a severance charge of $341,000 related to the resignation of a former officer ($289,000 of which were non-cash compensation charges related to the extension of the exercise period of certain stock options and the acceleration of vesting of restricted stock awards).

                              PEERLESS GROUP, INC.

12. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except for earnings per share amounts):

                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Numerator:
  Net income.........................................................................  $   1,903  $   2,293  $   1,830
  Accretion on redeemable common stock...............................................         --        (44)       (58)
                                                                                       ---------  ---------  ---------
Numerator for basic and diluted earnings per share...................................  $   1,903  $   2,249  $   1,772
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Denominator:
  Denominator for basic earnings per share-weighted average shares...................      4,712      2,745      1,976
Effect of dilutive securities:
  Stock options......................................................................         76        266        169
  Warrants...........................................................................        365      1,072      1,503
  Employee stock purchase plan.......................................................          4         --         --
  Non-vested stock...................................................................        (27)       (28)        --
                                                                                       ---------  ---------  ---------
Dilutive potential common shares.....................................................        418      1,310      1,672
Denominator for diluted earnings per share-adjusted weighted average shares and
  assumed conversions................................................................      5,130      4,055      3,648
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Basic earnings per share.............................................................  $    0.40  $    0.82  $    0.90
Diluted earnings per share...........................................................  $    0.37  $    0.55  $    0.49

    Options to purchase 251,200 shares of common stock at $8.00 per share and 20,000 shares of common stock at $8.80 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding Directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be delivered to the Company's stockholders in connection with the Company's 1998 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in
Part I of this Form10-K, which information is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS:

    The following Consolidated Financial Statements of the Company and its subsidiaries and the Reports of Independent Auditors thereon appear under Item 8 of this Report:

   --      Report of Ernst & Young LLP, Independent Auditors.
   --      Consolidated Balance Sheets as of December 31, 1997 and 1996.
   --      Consolidated Statements of Income for the years ended December 31, 1997, 1996, and
           1995.
   --      Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
           December 31, 1997, 1996, and 1995.
   --      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.
   --      Notes to Consolidated Financial Statements.

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

  (10.18)  Form of Associate Agreement of the Company filed as Exhibit 10.21 to the
           Registration Statement.

  (10.19)  Office Lease Agreement (the "1212 Arapaho Lease") dated September 21, 1992 by and between the Company and Aetna Life Insurance Company filed as Exhibit 10.24 to the Registration Statement.

  (10.20)  First Amendment to the 1212 Arapaho Lease dated March 5, 1995 by and between
           Peerless Systems, Inc. and Aetna Life Insurance Company filed as Exhibit 10.25 to the Registration Statement.

  (10.21)  Second Amendment to the 1212 Arapaho Lease dated April 5, 1996 by and between
           Peerless Systems, Inc. and Aetna Life Insurance Company filed as Exhibit 10.26 to the Registration Statement.

  (10.22)  Office/Showroom/Warehouse Lease Agreement dated April 5, 1996 by and between
           Peerless Systems, Inc. and Aetna Life Insurance Company filed as Exhibit 10.27 to the Registration Statement.

  (10.23)  Lease Agreement (the "Plano Lease") dated August 17, 1994 by and between
           Peerless Systems, Inc. and Collin Creek Business Center Associates, Ltd. filed as Exhibit 10.28 to the Registration Statement.

  (10.24)  First Amendment to the Plano Lease dated November 27, 1995 by and between
           Peerless Systems, Inc. and Collin Creek One Joint Venture filed as Exhibit 10.29 to the Registration Statement.

  (10.25)  Value Added Reseller Agreement (the "VAR Agreement") dated March 29, 1993 by and between the Company and NCR Corporation filed as Exhibit 10.30 to the
           Registration Statement.

  (10.26)  CMD Addendum to VAR Agreement dated March 23, 1993 by and between the Company and NCR Corporation filed as Exhibit 10.31 to the Registration Statement.

  (10.27)  Marketing & Sales Assistance Agreement dated November 2, 1995 by and between
           International Business Machines Corporation and Peerless Systems, Inc. filed as
           Exhibit 10.32 to the Registration Statement.

  (10.28)  Business Partner Agreement dated February 15, 1995 by and between Peerless
           Systems, Inc. and International Business Machines Corporation filed as Exhibit
           10.33 to the Registration Statement.

  (10.29)  System Integrator Agreement effective January 1, 1994 by and between Peerless
           Systems, Inc. and Document Solutions Inc. filed as Exhibit 10.34 to the
           Registration Statement.

  (10.30)  Resignation Agreement dated May 14, 1996 by and among the Company, Peerless
           Systems, Inc. and Michael S. Jones filed as Exhibit 10.37 to the Registration
           Statement.

  (10.31)  Employee Stock Purchase Plan filed as Exhibit 10.40 to the Registration
           Statement.

  (10.32)  First Amendment to Credit Agreement dated as of August 20, 1996 by and among the
           Company, Peerless Data Services, Inc., Peerless Systems, Inc., Peerless Systems
           CU Services, Inc., Peerless Recovery Services, Inc. and State Street Bank and
           Trust Company filed as Exhibit 10.42 to the Registration Statement.

  (10.33)  Second Amendment to Credit Agreement dated as of January 15, 1997 by and among the Company, Peerless Data Services, Inc., Peerless Systems, Inc., Peerless
           Systems CU Services, Inc., Peerless Recovery Services, Inc. and State Street
           Bank and Trust Company filed as Exhibit 10.45 to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

  (10.34)  First Amendment to Lease Agreement dated as of September 3, 1996 by and between
           Aetna Life Insurance Company and Peerless Systems, Inc. filed as Exhibit 10.46 to the 1996 Form 10-K.

  (10.35)  Peerless Group, Inc. 1997 Stock Option Plan filed as Exhibit 10.47 to the 1996
           Form 10-K.

  (10.36)  Business Partner Agreement dated February 21, 1997 by and between Peerless
           Systems, Inc. and International Business Machines Corporation filed as Exhibit
           10.48 to the 1996 Form 10-K.

  (10.37)  Commercial Lease Agreement (the "Allen Lease") dated May 23, 1997 by and between
           Dallas/Fort Worth Real Estate Investments #1 Limited Partnership and Peerless
           Group, Inc. (filed herewith).

  (10.38)  Amendment to the Allen Lease dated December 11, 1997 (filed herewith).

  (10.39)  Amendment to the Peerless Group, Inc. Employee Stock Purchase Plan dated
           December 17, 1997 (filed herewith).

   (23.1)  Consent of Independent Auditors (filed herewith).

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

                                PEERLESS GROUP, INC.

                                By:         /s/ RODNEY L. ARMSTRONG, JR.
                                     -----------------------------------------
                                              Rodney L. Armstrong, Jr.
                                       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                                      OFFICER
                                          AND PRINCIPAL FINANCIAL OFFICER

                                          Date: March 30, 1998

                                          --------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

 /s/ RODNEY L. ARMSTRONG, JR.
------------------------------  Chairman of the Board and     March 30, 1998
   Rodney L. Armstrong, Jr.       Chief Executive Officer

     /s/ ALLEN D. FLEENER
------------------------------  Director                      March 30, 1998
       Allen D. Fleener

    /s/ WILLIAM F. DUNBAR
------------------------------  Director                      March 30, 1998
      William F. Dunbar

    /s/ DAVID A. O'CONNOR
------------------------------  Director                      March 30, 1998
      David A. O'Connor

      /s/ JANE C. WALSH
------------------------------  Director                      March 30, 1998
        Jane C. Walsh

    /s/ DOUGLAS K. HANSEN       Treasurer and Controller
------------------------------    (Principal Accounting       March 30, 1998
      Douglas K. Hansen           Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                                EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------
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

    (10.18)  Form of Associate Agreement of the Company filed as Exhibit 10.21 to the Registration Statement.

    (10.19)  Office Lease Agreement (the "1212 Arapaho Lease") dated September 21, 1992 by and between the
             Company and Aetna Life Insurance Company filed as Exhibit 10.24 to the Registration Statement.

    (10.20)  First Amendment to the 1212 Arapaho Lease dated March 5, 1995 by and between Peerless Systems, Inc.
             and Aetna Life Insurance Company filed as Exhibit 10.25 to the Registration Statement.

    (10.21)  Second Amendment to the 1212 Arapaho Lease dated April 5, 1996 by and between Peerless Systems,
             Inc. and Aetna Life Insurance Company filed as Exhibit 10.26 to the Registration Statement.

    (10.22)  Office/Showroom/Warehouse Lease Agreement dated April 5, 1996 by and between Peerless Systems, Inc.
             and Aetna Life Insurance Company filed as Exhibit 10.27 to the Registration Statement.

    (10.23)  Lease Agreement (the "Plano Lease") dated August 17, 1994 by and between Peerless Systems, Inc. and
             Collin Creek Business Center Associates, Ltd. filed as Exhibit 10.28 to the Registration Statement.

    (10.24)  First Amendment to the Plano Lease dated November 27, 1995 by and between Peerless Systems, Inc.
             and Collin Creek One Joint Venture filed as Exhibit 10.29 to the Registration Statement.

    (10.25)  Value Added Reseller Agreement (the "VAR Agreement") dated March 29, 1993 by and between the
             Company and NCR Corporation filed as Exhibit 10.30 to the Registration Statement.

    (10.26)  CMD Addendum to VAR Agreement dated March 23, 1993 by and between the Company and NCR Corporation filed as Exhibit 10.31 to the Registration Statement.

    (10.27)  Marketing & Sales Assistance Agreement dated November 2, 1995 by and between International Business
             Machines Corporation and Peerless Systems, Inc. filed as Exhibit 10.32 to the Registration
             Statement.

    (10.28)  Business Partner Agreement dated February 15, 1995 by and between Peerless Systems, Inc. and
             International Business Machines Corporation filed as Exhibit 10.33 to the Registration Statement.

    (10.29)  System Integrator Agreement effective January 1, 1994 by and between Peerless Systems, Inc. and
             Document Solutions Inc. filed as Exhibit 10.34 to the Registration Statement.

    (10.30)  Resignation Agreement dated May 14, 1996 by and among the Company, Peerless Systems, Inc. and
             Michael S. Jones filed as Exhibit 10.37 to the Registration Statement.

    (10.31)  Employee Stock Purchase Plan filed as Exhibit 10.40 to the Registration Statement.

    (10.32)  First Amendment to Credit Agreement dated as of August 20, 1996 by and among the Company, Peerless
             Data Services, Inc., Peerless Systems, Inc., Peerless Systems CU Services, Inc., Peerless Recovery
             Services, Inc. and State Street Bank and Trust Company filed as Exhibit 10.42 to the Registration
             Statement.

    (10.33)  Second Amendment to Credit Agreement dated as of January 15, 1997 by and among the Company,
             Peerless Data Services, Inc., Peerless Systems, Inc., Peerless Systems CU Services, Inc., Peerless
             Recovery Services, Inc. and State Street Bank and Trust Company filed as Exhibit 10.45 to the
             Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form
             10-K").

    (10.34)  First Amendment to Lease Agreement dated as of September 3, 1996 by and between Aetna Life
             Insurance Company and Peerless Systems, Inc. filed as Exhibit 10.46 to the 1996 Form 10-K.

    (10.35)  Peerless Group, Inc. 1997 Stock Option Plan filed as Exhibit 10.46 to the 1996 Form 10-K.

    (10.36)  Business Partner Agreement dated February 21, 1997 by and between Peerless Systems, Inc. and
             International Business Machines Corporation filed as Exhibit 10.48 to the 1996 Form 10-K.

    (10.37)  Commercial Lease Agreement (the "Allen Lease") dated May 23, 1997 by and between Dallas/Fort Worth
             Real Estate Investments #1 Limited Partnership and Peerless Group, Inc. (filed herewith).

    (10.38)  Amendment to the Allen Lease dated December 11, 1997 (filed herewith).

    (10.39)  Amendment to the Peerless Group, Inc. Employee Stock Purchase Plan dated December 17, 1997 (filed herewith).

    (23.1)   Consent of Independent Auditors (filed herewith).

    (21.1)   Subsidiaries of the Company filed as Exhibit 21.1 to the Registration Statement.

    (27.1)   Financial Data Schedule (filed herewith).