Form 10-Q
period 1998-03-31
PEERLESS GROUP INC
filed 1998-05-14
CIK 1017362

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or


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


On April 30, 1998, there were 4,902,847 outstanding shares of Common Stock, $0.01 par value per share.

                              PEERLESS GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                           Page
                                                                          Number
                                                                          ------
PART I   -   FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEETS
             March 31, 1998 and December 31, 1997                            1

             CONSOLIDATED STATEMENTS OF INCOME
             Three months ended March 31, 1998 and March 31, 1997            2

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three months ended March 31, 1998 and March 31, 1997            3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      4

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   5

PART II  -   OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             8

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                                8

PART I


ITEM 1.  FINANCIAL STATEMENTS

                              PEERLESS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        MARCH 31,   DECEMBER 31,
                                                                                          1998          1997
                                                                                       -----------  ------------
                                                                                       (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $  3,863       $  2,845
  Trade accounts receivable .........................................................      6,369          9,346
  Inventory .........................................................................      1,311            409
  Prepaid expenses and other current assets .........................................        936            743
                                                                                        --------       --------
     Total current assets ...........................................................     12,479         13,343
Computer and other equipment, at cost ...............................................      4,741          4,337
Less accumulated depreciation .......................................................      1,288          1,135
                                                                                        --------       --------
                                                                                           3,453          3,202
Computer software, maintenance contracts, and other assets, net of accumulated amortization of $454 and $396 at March 31, 1998 and December 31, 1997,
  respectively ......................................................................        837            897
Investment in preferred stock, at cost ..............................................      2,500          2,500
                                                                                        --------       --------
     Total assets ...................................................................   $ 19,269       $ 19,942
                                                                                        ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................................   $  1,692       $  3,014
  Accrued liabilities ...............................................................      2,029          1,002
  Sales tax payable .................................................................        407            646
  Unearned revenues .................................................................      6,518          7,121
                                                                                        --------       --------
     Total current liabilities ......................................................     10,646         11,783

Commitments
Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares--5,000
     Issued shares--none
  Common stock, $.01 par value:
     Authorized shares--10,000
     Issued shares--4,977 and 4,948 at March 31, 1998 and December 31, 1997,
       respectively .................................................................         50             49
  Additional paid-in capital ........................................................      8,018          7,958
  Retained earnings .................................................................      1,031            649
  Treasury stock, at cost --74 and 73 at March 31, 1998 and December 31, 1997,
     respectively ...................................................................       (381)          (379)
  Unearned compensation .............................................................        (95)          (118)
                                                                                        --------       --------
     Total stockholders' equity .....................................................      8,623          8,159
                                                                                        --------       --------
     Total liabilities and stockholders' equity .....................................   $ 19,269       $ 19,942
                                                                                        ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         --------------------
                                                                           1998         1997
                                                                         -------      -------
Revenues:
     Software license and installation .............................     $ 2,434      $ 2,788
     Hardware and equipment ........................................       2,756        2,886
     Maintenance and services ......................................       2,416        1,877
                                                                         -------      -------
         Total revenues ............................................       7,606        7,551
Cost of revenues:
     Hardware and equipment ........................................       2,098        2,096
     Software license and installation, maintenance and services ...       3,085        2,590
                                                                         -------      -------
         Total cost of revenues ....................................       5,183        4,686
                                                                         -------      -------
Gross margin .......................................................       2,423        2,865
Operating costs and expenses:
     Research and development ......................................         444          483
     Selling and marketing .........................................         812        1,007
     General and administrative ....................................         584          712
                                                                         -------      -------
         Total operating costs and expenses ........................       1,840        2,202
                                                                         -------      -------
Income from operations .............................................         583          663
Other income (expense):
     Interest expense ..............................................          (4)          (5)
     Interest income ...............................................          41          136
                                                                         -------      -------
         Total other income ........................................          37          131
                                                                         -------      -------
Income before income taxes .........................................         620          794
Provision for income taxes .........................................         238          300
                                                                         -------      -------
Net income .........................................................     $   382      $   494
                                                                         =======      =======
Basic earnings per share ...........................................     $  0.08      $  0.11
                                                                         =======      =======
Diluted earnings per share .........................................     $  0.08      $  0.10
                                                                         =======      =======
Shares used in computing basic earnings per share ..................       4,887        4,645
Shares used in computing diluted earnings per share ................       5,070        5,144

     See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                      1998         1997
                                                                    -------      -------
OPERATING ACTIVITIES
Net income ....................................................     $   382      $   494
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization ............................         288          269
     Compensation expense .....................................          23           19
     Changes in operating assets and liabilities:
         Trade accounts receivable ............................       2,977        1,558
         Prepaid expenses and other current assets ............        (191)          40
         Inventory ............................................        (902)          (9)
         Accounts payable and accrued liabilities .............        (449)         489
         Unearned revenues ....................................        (603)      (2,040)
                                                                    -------      -------
Net cash provided by operating activities .....................       1,525          820

INVESTING ACTIVITIES
Additions to computer and other equipment .....................        (483)        (217)
Other .........................................................          --           --
                                                                    -------      -------
Net cash used in investing activities .........................        (483)        (217)

FINANCING ACTIVITIES
Issuance of common stock ......................................          12           15
Purchase of treasury stock ....................................         (36)          --
                                                                    -------      -------
Net cash provided by (used in) financing activities ...........         (24)          15
                                                                    -------      -------

Net increase in cash and cash equivalents .....................       1,018          618
Cash and cash equivalents at beginning of period ..............       2,845        8,378
                                                                    -------      -------
Cash and cash equivalents at end of period ....................     $ 3,863      $ 8,996
                                                                    =======      =======


     See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE COMPANY

     Peerless Group, Inc. (the "Company") designs, develops, installs and supports integrated information systems, including proprietary computer software and third-party software and hardware, for community banks and credit unions. The Company was incorporated in 1989 when a group of management executives from Electronic Data Systems Corporation ("EDS") purchased EDS's turnkey community bank data processing systems division, which EDS had acquired in 1980. In 1992, the Company acquired and began offering a credit union information software system. In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21(R), the Company's flagship banking product. In 1996, the Company began an outsourcing service bureau. On October 3, 1996, the Company completed an initial public offering of its Common Stock, resulting in the issuance of 2,440,000 shares and net proceeds to the Company of approximately $10.1 million.

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Peerless Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

     The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances are eliminated.

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except for earnings per share amounts):

                                                                        March 31,    March 31,
                                                                          1998         1997
                                                                        ---------    ---------
Numerator for basic and diluted earnings per share                       $   382      $   494
                                                                         =======      =======
Denominator:
  Denominator for basic earnings per share-weighted average shares         4,887        4,645
Effect of dilutive securities:
  Stock options                                                               26          144
  Warrants                                                                   180          379
  Employee stock purchase plan                                                 2            6
  Non-vested stock                                                           (25)         (30)
                                                                         -------      -------
Dilutive potential common shares                                             183          499
Denominator for diluted earnings per share-adjusted weighted average
  shares and assumed conversions                                           5,070        5,144
                                                                         =======      =======
Basic earnings per share                                                 $  0.08      $  0.11
Diluted earnings per share                                               $  0.08      $  0.10

RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Position 97-2. As of January 1, 1998, the Company adopted AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, which was effective for transactions that the Company entered into beginning on that date and retroactive application to years prior to adoption was prohibited. The effect of adopting SOP 97-2 has not had a material impact on the Company's results of operations.

   Statement of Financial Accounting Standards No. 131. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in 1998. Management anticipates that the adoption of Statement 131 will not affect results of operations or financial position, but will affect the disclosure of segment information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Revenues. Revenues for the three months ended March 31, 1998 increased $55,000, or 0.7% over those from the same period of the prior year. Decreases of $354,000 in software license and installation revenues and $130,000 in hardware and equipment revenues were offset by an increase of $539,000 in maintenance and services revenues.

   Software license and installation revenues decreased $354,000, or 12.7%, during the three months ended March 31, 1998, as compared to the same period of the prior year. This decrease was due primarily to a lower amount of revenues from Peerless21 during the quarter caused by a decrease in the average size of Peerless21 implementations. The Company typically recognizes lower revenues from a Peerless21 implementation for a smaller financial institution than for a larger financial institution. In total, revenues from Peerless21 implementations accounted for 13.4% of revenues during the period compared to 23.7% of revenues in the same period of the prior year. The decrease in Peerless21 revenues was partially offset by an increase in revenues from check and statement imaging systems, which accounted for 19.0% of revenues during the period compared to 10.9% of revenues in the same period of the prior year.

   The primary reason for the increase of maintenance and services revenues was the additional revenues from the Company's outsourcing service bureau, which contributed 7.5% of total revenues during the three months ended March 31, 1998 compared to 2.7% of total revenues during the same period of the prior year. This revenue increase is due to an increase in customers in the outsourcing service bureau to eleven at March 31, 1998, compared to three at March 31, 1997. The Company expects maintenance and services revenues to continue to increase during the remainder of 1998 as this business continues to expand, as evidenced by the signing of ten new outsourcing contracts since January 1, 1998. Management continues to expect that the outsourcing service bureau will reach profitability at some point in 1998; however, there can be no assurance that the Company will be successful in this business.

   Gross Margin. Gross margin for the three months ended March 31, 1998 decreased to 31.9% of total revenues from 37.9% for the same period of the prior year. The decline in gross margin was directly related to the smaller average size of Peerless21 implementations during the quarter as well as the impact of the service bureau operations. Excluding the operations of the service bureau, gross margin would have been 35.5% of revenue compared to 39.7% in the same period of the prior year.

   Shifts in the mix of the sources of the Company's revenues, including software license and installation fees, check and statement imaging systems and processing fees, may cause significant fluctuations in total revenue and gross margin. In addition, the Company manages its expenses based on anticipated revenue levels, and a high percentage of these expenses are relatively fixed. Therefore, variations in the amount and timing of revenue may cause significant variations in operating results from period to period. Further, in response to a changing competitive environment, the Company may elect to make certain pricing, product or marketing decisions that could have a material adverse effect on the Company's results of operations.

   Selling and Marketing. Selling and marketing expenses for the three months ended March 31, 1998 decreased $195,000, or 19.4%, from the same period of the prior year. This decrease primarily resulted from a decrease in the amount of sales commissions expensed on products shipped and installed during the period and lower salary expense due to reduced headcount as compared to the same period of the prior year. As a percentage of total revenues, selling and marketing expenses decreased to 10.7% from 13.3% in the corresponding prior year period.

   General and Administrative. General and administrative expenses for the three months ended March 31, 1998 decreased $128,000, or 18.0%, from the same period of the prior year. This decrease is primarily attributable to cost cutting initiatives implemented during the third quarter of 1997 as well as a reduction in bad debt expense. As a percentage of total revenues, general and administrative expenses decreased to 7.7% from 9.4% in the corresponding prior year period.

   Interest Income. Interest income for the three months ended March 31, 1998 decreased $95,000 from the same period of the prior year. This decrease was a result of the lower amount of cash and cash equivalents held by the Company during the quarter as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents at March 31, 1998 were $3.9 million, up from $2.8 million at December 31, 1997. Cash provided by operating activities was $1.5 million, primarily due to a decrease in trade accounts receivable resulting from the collection of amounts due from customers for annual maintenance fees, which are typically billed at the end of each year and collected during the first quarter of the following year. Capital expenditures were $483,000, related primarily to additions to the Company's service bureau operations. The Company has a $2.5 million line of credit (the "Credit Agreement") with State Street Bank and Trust ("State Street") that expires on February 1, 1999. Borrowings under the Credit Agreement bear interest at State Street's prime rate (8.5% at March 31, 1998) plus 1/2% and are secured by the assets and stock of the Company's wholly owned subsidiaries. Amounts available under the Credit Agreement are reduced by the value of outstanding letters of credit issued by State Street on behalf of the Company. As of March 31, 1998, no amounts were outstanding under the Credit Agreement, and State Street had issued a letter of credit with a value of $600,000 on behalf of the Company. The Company believes that its cash and cash equivalents at March 31, 1998, amounts available under the Credit Agreement and operating cash flows will be sufficient to meet its anticipated capital expenditure requirements at least through the next twelve months.

FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates" "expects," "may," "believes," and "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, competition, risks associated with introducing new services, the ability of the Company to control costs and expenses, installation scheduling, potential loss of customers and the Company's ability to sell new products and services. Additional information on these and other factors which could affect the Company's financial results are contained in the Company's other SEC filings, including its Annual Report on Form 10-K for 1997.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Position 97-2. In October 1997, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company was required to adopt SOP 97-2 for software transactions entered into beginning January 1, 1998, and retroactive application to years prior to adoption was prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 has not had and the Company's management anticipates that it will not have a material impact on the Company's results of operations.

   Statement of Financial Accounting Standards No. 131. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in 1998. Management anticipates that the adoption of Statement 131 will not affect results of operations or financial position, but will affect the disclosure of segment information.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Stockholders of Peerless Group, Inc. was held on May 4, 1998, for the following purposes and with the results of matters voted upon indicated:

     (1) To elect two persons to serve as Class II directors until the 2001 Annual Meeting of Stockholders and until their successors are elected. Management's nominees for director, both incumbents, were elected as follows:

                                                For               Withheld
                                             ---------            --------
          William F. Dunbar                  3,983,126              5,214
          Allen D. Fleener                   3,977,126             11,214

     (2) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1998. This appointment was ratified as follows:


                               For            Against         Abstain
                            ---------         -------         -------
                            3,979,101          1,914           7,325

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

         3.2 Bylaws of the Company filed as Exhibit 3.2 to the Registration Statement.

         27.1    Financial Data Schedule (filed herewith).

         27.2    Restated Financial Data Schedule (filed herewith).

(b)      REPORTS ON FORM 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEERLESS GROUP, INC.



                                       By:/s/ RODNEY L. ARMSTRONG, JR.
                                          -------------------------------------
                                                Rodney L. Armstrong, Jr.
                                             Chairman of the Board and Chief
                                                    Executive Officer
                                               (Principal Financial Officer)




                                       By:/s/ DOUGLAS K. HANSEN
                                          -------------------------------------
                                                    Douglas K. Hansen
                                                 Treasurer and Controller
                                              (Principal Accounting Officer)



Date:   May 14, 1998

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                         DESCRIPTION
   -------                        -----------

     3.1 Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Registration Statement No. 333-5058-D on Form SB-2, declared effective October 3, 1996 (the "Registration Statement").

     3.2    Bylaws of the Company filed as Exhibit 3.2 to the Registration
            Statement.

     27.1   Financial Data Schedule (filed herewith).

     27.2   Restated Financial Data Schedule (filed herewith).