Form 10-Q
period 1998-06-30
PEERLESS GROUP INC
filed 1998-08-12
CIK 1017362

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On August 1, 1998, there were 4,920,915 outstanding shares of Common Stock, $0.01 par value per share.

                              PEERLESS GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                              Page
PART I   -    FINANCIAL INFORMATION                                           Number
------        ----------------------------------------------------------------------
Item 1.       FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              June 30, 1998 and December 31, 1997                               1

              CONSOLIDATED STATEMENTS OF INCOME
              Three and six months ended June 30, 1998 and June 30, 1997        2

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six months ended June 30, 1998 and June 30, 1997                  3

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        4

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     5


PART II  -    OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                  8


PART 1


ITEM 1.  FINANCIAL STATEMENTS

                              PEERLESS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             JUNE 30,           DECEMBER 31,
                                                                                               1998                 1997
                                                                                            ---------           -----------
                                    ASSETS                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents....................................................            $   1,377           $     2,845
   Trade accounts receivable....................................................                5,789                 9,346
   Finished goods inventory.....................................................                1,441                   409
   Prepaid expenses and other current assets....................................                  944                   743
                                                                                            ---------           -----------
     Total current assets.......................................................                9,551                13,343
Computer and other equipment, at cost...........................................                5,608                 4,337
Less accumulated depreciation...................................................                1,545                 1,135
                                                                                            ---------           -----------
                                                                                                4,063                 3,202
Computer software, maintenance contracts, and other assets, net of accumulated amortization of $511 and $396 at June 30, 1998 and December 31, 1997,
   respectively.................................................................                  778                   897
Investment in preferred stock, at cost..........................................                2,500                 2,500
                                                                                            ---------           -----------
     Total assets...............................................................            $  16,892           $    19,942
                                                                                            =========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................            $   1,265           $     3,014
   Accrued liabilities..........................................................                1,248                 1,002
   Sales tax payable............................................................                  418                   646
   Unearned revenues............................................................                4,849                 7,121
                                                                                            ---------           -----------
     Total current liabilities..................................................                7,780                11,783


Commitments
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares--5,000
     Issued shares--none
   Common stock, $.01 par value:
     Authorized shares--10,000
     Issued shares--4,977 and 4,948 at June 30, 1998 and December 31, 1997,
        respectively............................................................                   50                    49
   Additional paid-in capital...................................................                8,018                 7,958
   Retained earnings............................................................                1,496                   649
   Treasury stock, at cost--74 and 73 at June 30, 1998 and December 31, 1997,
     respectively...............................................................                 (382)                 (379)
   Unearned compensation........................................................                  (70)                 (118)
                                                                                            ---------           -----------
     Total stockholders' equity.................................................                9,112                 8,159
                                                                                            ---------           -----------
     Total liabilities and stockholders' equity.................................            $  16,892           $    19,942
                                                                                            =========           ===========

     See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                         --------------------    --------------------
                                                                          1998         1997        1998         1997
                                                                         --------    --------    --------    --------

Revenues:
     Software license and installation ...............................   $  3,041    $  3,254    $  5,475    $  6,042
     Hardware and equipment ..........................................      1,204       3,408       3,960       6,294
     Maintenance and services ........................................      2,650       2,046       5,066       3,923
                                                                         --------    --------    --------    --------
          Total revenues .............................................      6,895       8,708      14,501      16,259
Cost of revenues:
     Hardware and equipment ..........................................        939       2,683       3,037       4,779
     Software license and installation, maintenance and services .....      3,428       3,231       6,513       5,821
                                                                         --------    --------    --------    --------
          Total cost of revenues .....................................      4,367       5,914       9,550      10,600
                                                                         --------    --------    --------    --------
Gross margin .........................................................      2,528       2,794       4,951       5,659
Operating costs and expenses:
     Research and development ........................................        546         524         990       1,007
     Selling and marketing ...........................................        652         892       1,464       1,899
     General and administrative ......................................        586         599       1,170       1,311
                                                                         --------    --------    --------    --------
          Total operating costs and expenses .........................      1,784       2,015       3,624       4,217
                                                                         --------    --------    --------    --------
Income from operations ...............................................        744         779       1,327       1,442
Other income:
     Interest expense ................................................         (4)         (5)         (8)        (10)
     Interest income .................................................         25          95          66         231
                                                                         --------    --------    --------    --------
          Total other income .........................................         21          90          58         221
                                                                         --------    --------    --------    --------
Income before income taxes ...........................................        765         869       1,385       1,663
Provision for income taxes ...........................................        300         326         538         626
                                                                         --------    --------    --------    --------
Net income ...........................................................   $    465    $    543    $    847    $  1,037
                                                                         ========    ========    ========    ========
Basic earnings per share .............................................   $   0.09    $   0.11    $   0.17    $   0.22
                                                                         ========    ========    ========    ========
Diluted earnings per share ...........................................   $   0.09    $   0.11    $   0.17    $   0.20
                                                                         ========    ========    ========    ========
Shares used in computing basic earnings per share ....................      4,903       4,745       4,895       4,695
Shares used in computing diluted earnings per share ..................      5,102       5,161       5,088       5,150

     See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   --------------------
                                                                                     1998        1997
                                                                                   --------    --------

OPERATING ACTIVITIES
Net income .....................................................................   $    847    $  1,037
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization .............................................        604         525
     Compensation expense ......................................................         48          42
     Changes in operating assets and liabilities:
          Trade accounts receivable ............................................      3,557         430
          Prepaid expenses and other current assets ............................       (197)       (144)
          Inventory ............................................................     (1,032)       (115)
          Accounts payable and accrued liabilities .............................     (1,646)        666
          Unearned revenues ....................................................     (2,272)     (3,650)
                                                                                   --------    --------
Net cash used in operating activities ..........................................        (91)     (1,209)

INVESTING ACTIVITIES
Additions to computer and other equipment ......................................     (1,353)     (1,439)
Investment in preferred stock ..................................................         --      (2,500)
Other ..........................................................................         --        (120)
                                                                                   --------    --------
Net cash used in investing activities ..........................................     (1,353)     (4,059)

FINANCING ACTIVITIES
Issuance of common stock .......................................................         12         108
Purchase of treasury stock .....................................................        (36)        (50)
Other ..........................................................................         --          (8)
                                                                                   --------    --------
Net cash provided by (used in) financing activities ............................        (24)         50
                                                                                   --------    --------

Net decrease in cash and cash equivalents ......................................     (1,468)     (5,218)
Cash and cash equivalents at beginning of period ...............................      2,845       8,378
                                                                                   --------    --------
Cash and cash equivalents at end of period .....................................   $  1,377    $  3,160
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

                              PEERLESS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE COMPANY

     Peerless Group, Inc. (the "Company") designs, develops, installs and supports integrated information systems, including proprietary computer software and third-party software and hardware, for community banks and credit unions. The Company was incorporated in 1989 when a group of management executives from Electronic Data Systems Corporation ("EDS") purchased EDS's turnkey community bank data processing systems division, which EDS had acquired in 1980. In 1992, the Company acquired and began offering a credit union information software system. In 1994, the Company began marketing a check and statement imaging system that is fully integrated with Peerless21(R), the Company's flagship banking product. In 1996, the Company began an outsourcing service bureau. On October 3, 1996, the Company completed an initial public offering of its Common Stock.

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Peerless Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

     The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances are eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except for earnings per share amounts):


                                                                Three months ended        Six months ended
                                                                     June 30,                 June 30,
                                                                 1998        1997        1998        1997
                                                               --------    --------    --------    --------
Numerator for basic and diluted earnings per share .........   $    465    $    543    $    847    $  1,037
                                                               ========    ========    ========    ========
Denominator:
  Denominator for basic earnings per share -
    weighted average shares.................................      4,903       4,745       4,895       4,695
Effect of dilutive securities:
  Stock options ............................................         35          61          31         101
  Warrants .................................................        181         381         181         379
  Employee stock purchase plan .............................          1           1           2           4
  Non-vested stock .........................................        (18)        (27)        (21)        (29)
                                                               --------    --------    --------    --------
Dilutive potential common shares ...........................        199         416         193         455
Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions ..........      5,102       5,161       5,088       5,150
                                                               ========    ========    ========    ========
Basic earnings per share ...................................   $   0.09    $   0.11    $   0.17    $   0.22
Diluted earnings per share .................................   $   0.09    $   0.11    $   0.17    $   0.20

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues. Revenues for the three months ended June 30, 1998 decreased $1.8 million, or 20.8% from those in the same period of the prior year. Decreases of $213,000 in software license and installation revenues and $2,204,000 in hardware and equipment revenues were offset by an increase of $604,000 in maintenance and services revenues.

     The decreases in software license and installation and hardware and equipment revenues were due primarily to a lower amount of revenues from implementations of check and statement imaging systems during the quarter. Management believes the implementations of check and statement imaging systems were negatively impacted by the delays of customers in the purchasing of new technologies because of the customers' focus on their own Year 2000 compliance issues. In total, revenues from check and statement imaging system implementations accounted for 7.6% of revenues during the period compared to 37.5% of revenues in the same period of the prior year. The decrease in check and statement imaging revenues was partially offset by revenues associated with the introduction of Year 2000 consulting services.

     The primary reason for the increase of maintenance and services revenues was the additional revenues from the Company's outsourcing service bureau, which contributed 9.6% of total revenues during the three months ended June 30, 1998 compared to 3.2% of total revenues during the same period of the prior year. This revenue increase is due to an increase in customers in the outsourcing service bureau to fourteen at June 30, 1998, compared to six at June 30, 1997. Management continues to expect that the outsourcing service bureau will reach profitability at some point in 1998; however, there can be no assurance that the Company will be successful in this business.

     Revenues for the six months ended June 30, 1998 decreased $1.8 million, or 10.8% from those in the same period of the prior year. Decreases of $567,000 in software license and installation revenues and $2,334,000 in hardware and equipment revenues were offset by an increase of $1,143,000 in maintenance and services revenues. These changes were due to the factors influencing the three month period ended June 30, 1998 discussed above as well as an overall decrease in revenues from installations of Peerless21. Revenues from installations of Peerless21 were $2.1 million for the first six months of 1998 compared to $2.7 million for the same period of the prior year. This decrease was due to a decrease in the average size of Peerless21 implementations during the first three months of 1998. The Company typically recognizes lower revenues from a Peerless21 implementation for a smaller financial institution than for a larger financial institution.

     Gross Margin. Gross margin for the three months ended June 30, 1998 increased to 36.7% of total revenues from 32.1% for the same period of the prior year. The increase in gross margin was directly related to lower revenues from check and statement imaging systems, which generally have lower margins than the Company's other products, as well as increased margins realized from Year 2000 consulting services. Gross margin for the six months ended June 30, 1998 decreased to 34.1% of total revenues from 34.8% for the same period of the prior year. This decrease was a result of lower revenues from Peerless21 installations as discussed above as well as the impact of the service bureau operations.

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

     Selling and Marketing. Selling and marketing expenses for the three and six months ended June 30, 1998 decreased $240,000, or 26.9%, and $435,000, or 22.9%, respectively, from the same periods of the prior year. These decreases primarily resulted from a reduction in headcount as compared to the same periods of the prior year and the implementation of certain cost saving initiatives by management.

     Interest Income. Interest income for the three and six months ended June 30, 1998 decreased $70,000, or 73.7%, and $165,000, or 71.4% from the same periods of the prior year. These decreases were a result of the lower amount of cash and cash equivalents held by the Company during these periods as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 1998 were $1.4 million, down from $2.8 million at December 31, 1997. During the six months ended June 30, 1998, cash used in operating activities was $91,000, compared to $1.2 million for the same period of the prior year, primarily due to decreases in trade accounts payable, purchases of inventory and a decrease in unearned revenues, offset by a decrease in trade accounts receivable resulting from the collection of amounts due from customers for annual maintenance fees, which are typically billed at the end of each year and collected during the first quarter of the following year. Capital expenditures were $1.4 million, related primarily to additions to the Company's service bureau operations and purchases of furniture and equipment to be used in the Company's new facility in Allen, Texas. The Company will move to this facility during the third quarter of 1998 and anticipates that capital expenditures in the second half of 1998 may approximate the amount incurred in the first half of 1998. The Company has a $2.5 million line of credit (the "Credit Agreement") with State Street Bank and Trust ("State Street") that expires on February 1, 1999. Borrowings under the Credit Agreement bear interest at State Street's prime rate (8.5% at June 30,
1998) plus 1/2% and are secured by the assets and stock of the Company's wholly owned subsidiaries. Amounts available under the Credit Agreement are reduced by the value of outstanding letters of credit issued by State Street on behalf of the Company. As of June 30, 1998, no amounts were outstanding under the Credit Agreement, and State Street had issued a letter of credit with a value of $600,000 on behalf of the Company. The Company believes that its cash and cash equivalents at June 30, 1998, amounts available under the Credit Agreement and operating cash flows will be sufficient to meet its anticipated capital expenditure requirements at least through the next twelve months.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates" "expects," "may," "believes," and "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, competition, risks associated with introducing new services, the ability of the Company to control costs and expenses, installation scheduling, potential loss of customers, reliance on third party vendors for certain technology updates and the possibility of delays in buying decisions. Additional information on these and other factors which could affect the Company's financial results are contained in the Company's other SEC filings, including its Annual Report on Form 10-K for 1997.

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

                                      PEERLESS GROUP, INC.


                                      By:   /s/ Rodney L. Armstrong, Jr.
                                         -------------------------------
                                            Rodney L. Armstrong, Jr.
                                         Chairman of the Board and Chief
                                               Executive Officer
                                         (Principal Financial Officer)




                                      By:      /s/ Douglas K. Hansen
                                         -------------------------------
                                                 Douglas K. Hansen
                                             Treasurer and Controller
                                          (Principal Accounting Officer)



Date:    August 11, 1998

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                        EXHIBIT
-------                       -------

27.1                          Financial Data Schedule

27.2                          Restated Financial Data Schedule