Form 10-Q
period 1998-09-30
PEERLESS GROUP INC
filed 1998-11-13
CIK 1017362

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or


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

                          1021 CENTRAL EXPRESSWAY SOUTH
                               ALLEN, TEXAS 75013
                                 (972) 359-5500
               (Address, including zip code, and telephone number,
          including area code, of issuer's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---


On November 1, 1998, there were 4,922,660 outstanding shares of Common Stock, $0.01 par value per share.

                              PEERLESS GROUP, INC.
                               INDEX TO FORM 10-Q




                                                                                  Page
PART I    FINANCIAL INFORMATION                                                  Number
------    -----------------------------------------------------------------------------


Item 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS
          September 30, 1998 and December 31, 1997                                   1

          CONSOLIDATED STATEMENTS OF INCOME
          Three and nine months ended September 30, 1998 and September 30, 1997      2

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine months ended September 30, 1998 and September 30, 1997                3

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 4

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              6


PART II   OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                          10

PART 1


ITEM 1.  FINANCIAL STATEMENTS

                              PEERLESS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1998             1997
                                                                                 --------------    -----------
                                     ASSETS                                       (UNAUDITED)
Current assets:
   Cash and cash equivalents.................................................... $       455       $  2,845
   Trade accounts receivable....................................................       5,754          9,346
   Finished goods inventory.....................................................       1,150            409
   Prepaid expenses and other current assets....................................       1,097            743
                                                                                 -----------       --------
     Total current assets.......................................................       8,456         13,343
Computer and other equipment, at cost...........................................       7,229          4,337
Less accumulated depreciation...................................................       1,823          1,135
                                                                                 -----------       --------
                                                                                       5,406          3,202
Computer software, maintenance contracts, and other assets, net of accumulated amortization of $565 and $396 at September 30, 1998 and December 31, 1997,
   respectively.................................................................         719            897
Investment in preferred stock, at cost..........................................       2,500          2,500
                                                                                 -----------       --------
     Total assets............................................................... $    17,081       $ 19,942
                                                                                 ===========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................................. $     1,725       $  3,014
   Accrued liabilities..........................................................       1,796          1,002
   Sales tax payable............................................................         468            646
   Unearned revenues............................................................       3,398          7,121
                                                                                 -----------       --------
     Total current liabilities..................................................       7,387         11,783


Commitments
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares--5,000
     Issued shares--none
   Common stock, $.01 par value:
     Authorized shares--10,000
     Issued shares--4,976 and 4,948 at September 30, 1998 and December 31, 1997,
       respectively.............................................................          50             49
   Additional paid-in capital...................................................       7,994          7,958
   Retained earnings............................................................       1,992            649
   Treasury stock, at cost--53 and 73 at September 30, 1998 and December 31,
     1997, respectively.........................................................        (289)          (379)
   Unearned compensation........................................................         (53)          (118)
                                                                                 -----------       --------
     Total stockholders' equity.................................................       9,694          8,159
                                                                                 ===========       ========
     Total liabilities and stockholders' equity................................. $    17,081       $ 19,942
                                                                                 ===========       ========

     See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------- ---------------------------
                                                                    1998          1997          1998          1997
                                                                ------------- ------------- ------------- -------------

Revenues:
     Software license and installation......................... $    3,136    $    1,999    $    8,611    $    8,041
     Hardware and equipment....................................      2,023         1,664         5,983         7,958
     Maintenance and services..................................      2,799         2,216         7,865         6,139
                                                                ----------    ----------    ----------    ----------
          Total revenues.......................................      7,958         5,879        22,459        22,138
Cost of revenues:
     Hardware and equipment....................................      1,550         1,273         4,587         6,052
     Software license and installation, maintenance and services     3,822         2,676        10,335         8,497
                                                                ----------    ----------    ----------    ----------
          Total cost of revenues...............................      5,372         3,949        14,922        14,549
                                                                ----------    ----------    ----------    ----------
Gross margin...................................................      2,586         1,930         7,537         7,589
Operating costs and expenses:
     Research and development..................................        568           523         1,558         1,530
     Selling and marketing.....................................        560           802         2,024         2,701
     General and administrative................................        672           419         1,842         1,730
                                                                ----------    ----------    ----------    ----------
          Total operating costs and expenses...................      1,800         1,744         5,424         5,961
                                                                ----------    ----------    ----------    ----------
Income from operations.........................................        786           186         2,113         1,628
Other income:
     Interest expense..........................................         (3)           (6)          (11)          (16)
     Interest income...........................................         22            32            88           263
                                                                ----------    ----------    ----------    ----------
          Total other income...................................         19            26            77           247
                                                                ----------    ----------    ----------    ----------
Income before income taxes.....................................        805           212         2,190         1,875
Income tax expense (benefit)...................................        309          (218)          847           408
                                                                ----------    ----------    ----------    ----------
Net income..................................................... $      496    $      430    $    1,343    $    1,467
                                                                ==========    ==========    ==========    ==========
Basic earnings per share....................................... $     0.10    $     0.09    $     0.27    $     0.31
                                                                ==========    ==========    ==========    ==========
Diluted earnings per share..................................... $     0.10    $     0.08    $     0.26    $     0.28
                                                                ==========    ==========    ==========    ==========
Shares used in computing basic earnings per share..............      4,918         4,734         4,903         4,708
Shares used in computing diluted earnings per share............      5,166         5,147         5,113         5,151

     See accompanying notes to unaudited consolidated financial statements.

                              PEERLESS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   -----------------------
                                                                                      1998        1997
                                                                                   ----------  -----------

OPERATING ACTIVITIES
Net income.....................................................................    $   1,343   $   1,467
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization..............................................         938         787
     Compensation expense.......................................................          63          63
     Changes in operating assets and liabilities:
          Trade accounts receivable.............................................       3,592       1,021
          Prepaid expenses and other current assets.............................        (346)       (241)
          Finished goods inventory..............................................        (741)       (137)
          Accounts payable and accrued liabilities..............................        (518)       (700)
          Unearned revenues.....................................................      (3,722)     (4,130)
                                                                                   ---------   ---------
Net cash provided by (used in) operating activities.............................         609      (1,870)

INVESTING ACTIVITIES
Additions to computer and other equipment.......................................      (2,975)     (2,136)
Investment in preferred stock...................................................           -      (2,500)
Other..........................................................................            -        (120)
                                                                                   ---------   ---------
Net cash used in investing activities...........................................      (2,975)     (4,756)

FINANCING ACTIVITIES
Issuance of common stock........................................................          12         107
Purchase of treasury stock......................................................         (36)       (380)
Other ..........................................................................           -          (8)
                                                                                   ---------   ---------
Net cash used in financing activities...........................................         (24)       (281)
                                                                                   ---------   ---------

Net decrease in cash and cash equivalents.......................................      (2,390)     (6,907)
Cash and cash equivalents at beginning of period................................       2,845       8,378
                                                                                   =========   =========
Cash and cash equivalents at end of period......................................   $     455   $   1,471
                                                                                   =========   =========



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

     On August 18, 1998, the Company entered into a definitive agreement with Jack Henry & Associates, Inc. ("Jack Henry") for Jack Henry to acquire all of the outstanding common shares of the Company for approximately $36 million, or $7.25 per Peerless Group common share.

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Peerless Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

     The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances are eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except for earnings per share amounts):

                                                           Three months ended           Nine months ended
                                                              September 30,               September 30,
                                                           1998          1997          1998          1997
                                                        ==========    ==========    ==========    ==========
Numerator for basic and diluted earnings per share      $      496    $      430    $    1,343    $    1,467
                                                        ==========    ==========    ==========    ==========
Denominator:
  Denominator for basic earnings per share-                  4,918         4,734         4,903         4,708
    weighted average shares
Effect of dilutive securities:
  Stock options                                                 77            58            46            87
  Warrants                                                     181           376           181           378
  Employee stock purchase plan                                   1             3             1             3
  Non-vested stock                                             (11)          (24)          (18)          (25)
                                                        ----------    ----------    ----------    ----------
Dilutive potential common shares                               248           413           210           443
Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions            5,166         5,147         5,113         5,151
                                                        ==========    ==========    ==========    ==========
Basic earnings per share                                $     0.10    $     0.09    $     0.27    $     0.31
Diluted earnings per share                              $     0.10    $     0.08    $     0.26    $     0.28


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues. Revenues for the three months ended September 30, 1998 increased $2.1 million, or 35.4% from those in the same period of the prior year. This increase was due to revenues from Year 2000 consulting services, which were introduced during the second quarter of 1998, and from increased revenues from the Company's outsourcing service bureau, which contributed 12% of the Company's revenues for the quarter as compared to 7% for the same period of the prior year.

     Revenues for the nine months ended September 30, 1998 increased $0.3 million, or 1.4% from those in the same period of the prior year. Increases of $570,000 in software license and installation revenues and $1,726,000 in maintenance and services revenues were offset by a decrease of $1,975,000 in hardware and equipment revenues. Revenues from Year 2000 consulting services and increased revenues from the Company's outsourcing service bureau were offset by decreases in revenues from implementations of Peerless21 and check and statement imaging systems.

     Gross Margin. Gross margin for the three months ended September 30, 1998 remained relatively stable at 32.5% of total revenues compared to 32.8% for the same period of the prior year. Gross margin for the nine months ended September 30, 1998 decreased slightly to 33.6% of total revenues from 34.3% for the same period of the prior year. This decrease was a result of lower revenues from Peerless21 installations as well as the impact of the service bureau operations. For both comparison periods, margins were impacted positively by Year 2000 consulting services and negatively by the impact of the outsourcing service bureau operations.

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

     Selling and Marketing. Selling and marketing expenses for the three and nine months ended September 30, 1998 decreased $242,000, or 30.2%, and $677,000, or 25.1%, respectively, from the same periods of the prior year. These decreases primarily resulted from a reduction in headcount as compared to the same periods of the prior year and the implementation of certain cost saving initiatives by management.

     General and Administrative. General and administrative expenses for the three and nine months ended September 30, 1998 increased $253,000, or 60.4% and $112,000, or 6.5%, respectively, from the same periods of the prior year. These increases were due to increased expenses in the quarter ended September 30, 1998 associated with the Company's move to its new corporate headquarters and with professional fees associated with the proposed merger with Jack Henry.

     Interest Income. Interest income for the three and nine months ended September 30, 1998 decreased $10,000, or 31.3%, and $175,000, or 66.5% from the same periods of the prior year. These decreases were a result of the lower amount of cash and cash equivalents held by the Company during these periods as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 1998 were $0.5 million, down from $2.8 million at December 31, 1997. During the nine months ended September 30, 1998, cash provided by operating activities was $609,000, compared to cash used in operating activities of $1.9 million for the same period of the prior year, primarily due to a decrease in trade accounts receivable resulting from the collection of amounts due from customers for annual maintenance fees, which are typically billed at the end of each year and collected during the first quarter of the following year, offset by decreases in trade accounts payable, purchases of inventory and a decrease in unearned revenues. Capital expenditures were $3.0 million, related primarily to the addition of computer equipment for the Company's service bureau operations and purchases of furniture and equipment for the Company's new corporate headquarters in Allen, Texas. The Company moved to this facility during the third quarter of 1998. The Company has a $2.5 million line of credit (the "Credit Agreement") with State Street Bank and Trust ("State Street") that expires on February 1, 1999. Borrowings under the Credit Agreement bear interest at State Street's prime rate (8.25% at September 30, 1998) plus 1/2% and are secured by the assets and stock of the Company's wholly owned subsidiaries. Amounts available under the Credit Agreement are reduced by the value of outstanding letters of credit issued by State Street on behalf of the Company. As of September 30, 1998, no amounts were outstanding under the Credit Agreement, and State Street had issued a letter of credit with a value of $600,000 on behalf of the Company. At September 30, 1998, the Company was not in compliance with a certain covenant in the Credit Agreement regarding limitations on capital spending. State Street waived non-compliance with this covenant for certain periods in 1998. The Company believes that its cash and cash equivalents at September 30, 1998, amounts available under the Credit Agreement and operating cash flows will be sufficient to meet its anticipated capital expenditure requirements at least through the next twelve months.

YEAR 2000

     The Company has modified its software products to address Year 2000 issues. The Company's plan to modify its software products was certified by the Information Technology Association of America. The Company estimates that the total cost in implementing its Year 2000 compliance plan is between $1.0 and $2.0 million. With respect to software and hardware that the Company purchases from other vendors and resells to its customers, the Company is currently evaluating such hardware and software to identify any systems that need to be modified to address Year 2000 issues. The Company's primary vendors have assured the Company that the systems they provide will be able to address Year 2000 issues in a timely fashion, although there can be no assurances made as to these representations.

     In addition to the adverse effects on its revenues that the Company would experience if its products are not able to accurately address Year 2000 issues, the Company's ability to conduct its operations may be materially adversely affected if its internal operating systems are not able to address Year 2000 issues or if its principal suppliers are unable to meet the Company's demands because of such suppliers' Year 2000 problems. The Company has undertaken an assessment of its internal information technology systems and has determined that the information technology systems that are necessary to operate and manage the Company's business will be able to accurately address Year 2000 issues. However, the Company has not performed live tests on its internal information technology systems' abilities to accurately process dates beyond the year 1999.

     The Company expects that its planned merger and subsequent integration with the operations of Jack Henry may result in the replacement or elimination of certain portions of its internal information technology systems and principal suppliers. The Company anticipates that during and after such integration the Company and Jack Henry will identify and address those internal information technology systems and suppliers that are not Year 2000 compliant.

     Although the Company believes that its products and the information technology systems that are necessary for the Company to operate and manage its business will accurately process information and dates after the year 1999, the Company could suffer a material adverse effect on its business, results of operations or financial condition if either its products or critical information technology systems do not accurately process information related to dates after the year 1999. Because the Company currently believes that its products and critical information technology systems are Year 2000 compliant, it does not have a contingency plan to address the failure of either its products or critical information technology systems to accurately process information related to dates after the year 1999.

     The Company does not believe that Year 2000 issues will result in its customers being unable to pay amounts owed to the Company, but has not undertaken to assess its customers' preparations for the Year 2000. The Company believes that its customers will resolve any Year 2000 issues in a timely fashion.

     The Company does not believe that its ability to operate and manage its business will be materially adversely affected by any Year 2000 related failure of any of its internal non-information technology systems in connection with the Company's relocation to its new headquarters. The Company is evaluating its non-information technology systems in connection with the Company's relocation to its new headquarters. The Company does not have a planned completion date for its evaluation. The Company does not have a contingency plan to handle Year 2000 issues relating to its customers or non-information technology systems and does not currently intend to create one.

INVESTMENT IN ONLINE

     In May 1997, the Company purchased 25,000 shares of the preferred stock of Online Resources & Communications Corporation ("Online") for $2.5 million. This preferred stock is convertible into approximately 833,000 shares of Online's common stock. The Company also received warrants to purchase approximately 333,000 shares of Online's common stock at $3.00 per share. The amount of common stock that would be obtained upon conversion of the preferred stock and exercise of the warrants owned by the Company would represent an ownership percentage of less than five percent of Online. The Company understands that Online is seeking additional financing. If Online is not able to obtain additional financing, the Company may be required to write off some or all of this investment.

RECENT DEVELOPMENTS

     On August 18, 1998, the Company and Jack Henry entered into a definitive agreement for Jack Henry to acquire all of the outstanding common shares of the Company for approximately $36 million, or $7.25 per Peerless Group common share. Under terms of the agreement, the Company's stockholders will receive 0.16145 shares of Jack Henry common stock (the "Exchange Ratio"). The Exchange Ratio will be subject to adjustment in the event that the average per share trading price of Jack Henry shares over a specified period prior to closing changes by 15% or more. The acquisition has been approved by the boards of both companies and requires approval of the Company's stockholders. The Company has called a Special Meeting of Stockholders to be held on December 16, 1998 to consider and vote upon the approval of the proposed merger. If approval of the Company's Stockholders is received, the merger will close as soon as possible after the Special Meeting of the Stockholders.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates" "expects," "may," "believes," and "will" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors include, but are not limited to, competition, risks associated with introducing new services, the ability of the Company to control costs and expenses, installation scheduling, potential loss of customers, reliance on third party vendors for certain technology updates, the possibility of delays in buying decisions, and difficulties that may arise in completing the planned merger with Jack Henry including receiving approval from the Company's stockholders. Additional information on these and other factors which could affect the Company's financial results are contained in the Company's other SEC filings, including its Annual Report on Form 10-K for 1997.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Except as otherwise specifically noted, the following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

         2.1 Agreement and Plan of Merger, dated August 18, 1998, among Jack Henry & Associates, Inc., Peerless Acquisition Corp. and the Company, which is hereby incorporated by reference to the Company's Proxy Statement dated November 10, 1998 relating to the Company's Special Meeting of Stockholders to be held December 16, 1998. The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any schedule that has been omitted from the Agreement and Plan of Merger.

         3.1      Certificate of Incorporation of the Company filed as Exhibit
                  3.1 to the Company's Registration Statement No. 333-5058-D on Form SB-2, declared effective October 3, 1996 (the "Registration Statement").

         3.2 Bylaws of the Company filed as Exhibit 3.2 to the Registration Statement.

         10.1 Stock Option Agreement, dated as of August 19, 1998, between Jack Henry & Associates, Inc. and the Company, which is hereby incorporated by reference to the Company's Proxy Statement dated November 10, 1998 relating to the Company's Special Meeting of Stockholders to be held December 16, 1998.

         27.1     Financial Data Schedule (filed herewith).

         27.2     Restated Financial Data Schedule (filed herewith).

 (B)     REPORTS ON FORM 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEERLESS GROUP, INC.



                                     By:   /s/ Rodney L Armstrong, Jr.
                                        ---------------------------------------

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



Date:    November 13, 1998

                                 EXHIBIT INDEX


         Except as otherwise specifically noted, the following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

         2.1    Agreement and Plan of Merger, dated August 18, 1998, among Jack
                Henry & Associates, Inc., Peerless Acquisition Corp. and the
                Company, which is hereby incorporated by reference to the Company's Proxy Statement dated November 10, 1998 relating to the Company's Special Meeting of Stockholders to be held
                December 16, 1998. The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any schedule that has been omitted from the Agreement and Plan of Merger.

         3.1 Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Registration Statement No. 333-5058-D on Form
                SB-2, declared effective October 3, 1996 (the "Registration
                Statement").

         3.2    Bylaws of the Company filed as Exhibit 3.2 to the Registration
                Statement.

         10.1   Stock Option Agreement, dated as of August 19, 1998, between
                Jack Henry & Associates, Inc. and the Company, which is hereby incorporated by reference to the Company's Proxy Statement dated
                November 10, 1998 relating to the Company's Special Meeting of
                Stockholders to be held December 16, 1998.

         27.1   Financial Data Schedule (filed herewith).

         27.2   Restated Financial Data Schedule (filed herewith).